Form 10QSB
period 2003-06-30
BIKINI TEAM INTERNATIONAL INC
filed 2003-08-08
CIK 1158486

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                        Commission File No. 000-50222
                        -----------------------------


                 BIKINI TEAM INTERNATIONAL, INC.
                 -------------------------------
      (Exact name of Small Business Issuer as specified in its Charter)


           Utah                                        41-2029935
           ----                                        ----------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

                            89 Lone Hollow Cove
                             Sandy, Utah 84092
                            -------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 572-4125
                ------------------------------------------

                      4685 S. Highland Drive #202
                       Salt Lake City, Utah 84117
                       --------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

     Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes       No
          ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   800,000

                                June 30, 2003

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

                 Bikini Team International, Inc.
                  [A Development Stage Company}

                  Condensed Financial Statements

                           June 30, 2003

                 Bikini Team International, Inc.
                  [A Development Stage Company]
                     Condensed Balance Sheet

                              ASSETS
                                                           Unaudited
                                                          June 30, 2003
Current Assets:
     Cash                                                   $      335
                                                            ----------
          Total Current Assets                                     335

Property & Equipment, net                                        2,700
                                                            ----------
TOTAL ASSETS                                                $    3,035
                                                            ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
     Shareholder loan                                       $   16,881
     Accrued liabilities                                           200
                                                            ----------
          Total Current Liabilities                             17,081
                                                            ----------
               Total Liabilities                                17,081

Stockholders' Deficit
     Preferred stock                                                50
     Common stock                                                  800
     Additional paid-in capital                                 54,305
     Accumulated deficit during development stage              (69,201)
                                                            ----------
          Total Stockholders' Deficit                          (14,046)
                                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    3,035
                                                            ==========

          See accompanying notes

                      Bikini Team International, Inc.
                       [A Development Stage Company]
                     Condensed Statement of Operations
                               (Unaudited)
                                      For the Three For the Three
                                      Months Ended  Months Ended
                                      June 30, 2003 June 30, 2003
Revenues
     Fees                               $        0  $    3,012
     Product sales                               0         408
                                        ----------  ----------
          Total Revenue                          0       3,420
Cost of product sales                            0         402
                                        ----------  ----------
Gross Profit                                     0       3,018
                                        ----------  ----------
General and Administrative Expenses            415       4,159
                                        ----------  ----------
Operating Income (Loss)                       (415)     (1,141)
                                        ----------  ----------
Net Loss                                $     (415) $   (1,141)
                                        ==========  ==========
Net Loss Per Share (Basic)              $    (0.01) $    (0.01)

Net Loss per Share (Diluted)            $    (0.01) $    (0.01)

Weighted Shares (Basic)                    800,000     800,000
                                        ==========  ==========
Weighted Shares (Diluted)                  800,000     800,000
                                        ==========  ==========

          See accompanying notes

                      Bikini Team International, Inc.
                       [A Development Stage Company]
                     Condensed Statement of Operations
                               (Unaudited)
                                                                For the Period
                                      For the Six   For the Six From Inception
                                          Months      Months     Through June
                                          ended       ended       30, 2003
                                      June 30, 2003 June 30, 2002

Revenues
     Fees                               $        0  $   41,720   $  55,021
     Product sales                               0       3,425       5,801
                                        ----------  ----------   ---------
          Total Revenue                          0      45,145      60,822
Cost of product sales                            0      (1,712)     (3,596)
                                        ----------  ----------   ---------
Gross Profit                                     0      43,433      57,226
                                        ----------  ----------   ---------
General and Administrative Expenses          3,256      36,868     111,676
                                        ----------  ----------   ---------
Operating Income (Loss)                     (3,256)      6,565     (54,450)

  Loss on write down of Inventory                0           0     (14,751)
                                        ----------  ----------   ---------
Net Income (Loss)                       $   (3,256) $    6,565   $ (69,201)
                                        ==========  ==========   =========
Net Income (Loss) Per Share (Basic)     $    (0.01) $     0.00   $   (0.09)
Net Income (Loss) Per Share (Diluted)   $    (0.01) $     0.00   $   (0.09)
                                        ==========  ==========   =========
Weighted Shares (Basic)                    800,000     800,000     765,605
                                        ==========  ==========   =========
Weighted Shares (Diluted)                  800,000   1,300,000     765,605
                                        ==========  ==========   =========

          See accompanying notes

                 Bikini Team International, Inc.
                  [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                                                For the Period
                                     For the Six   For the Six  From Inception
                                     Months Ended  Months Ended  Through June
                                     June 30, 2003 June 30, 2002   30, 2003
Cash Flows Used for Operating Activities:
Net Loss                                $  (3,256)   $   6,565   $ (69,201)
Adjustments to reconcile net loss to
net cash used by operating activities:
    Depreciation                              450          450       1,800
    Issued stock for services                   0            0         155
    Increase in income taxes payable            0            0         200
    Decrease (Increase) in inventory            0        1,712           0
    Increase (Decrease) in shareholder
     loan                                       0            0      16,881
    Increase (Decrease) in current
     liabilities                                0      (20,418)          0
                                        ---------    ---------   ---------
       Net Cash Flows Used for
       Operating  Activities               (2,806)     (11,691)    (50,165)

Cash Flows Used for Investing Activities        0            0           0
                                        ---------    ---------   ---------
       Net Cash Flows Used for Investing
       Activities                               0            0           0

Cash Flows Provided by Financing Activities
    Issued stock for cash                       0            0      50,500
                                        ---------    ---------   ---------
       Net Cash Flows Provided by Financing
       Activities                               0            0      50,500

          Net Increase(Decrease) in Cash   (2,806)     (11,691)        335

Beginning Cash Balance                      3,141       18,069           0
                                        ---------    ---------   ---------
Ending Cash Balance                     $     335    $   6,378   $     335
                                        =========    =========   =========
Supplementary Disclosure:
  Cash paid for interest                $       0    $       0   $       0
  Cash paid for income taxes            $       0    $       0   $       0
  Stock issued for assets(non-cash)     $       0    $       0   $   4,500

          See accompanying notes

                 Bikini Team International, Inc.
                  [A Development Stage Company]
                  Notes to Financial Statements
                          June 30, 2003

PRELIMINARY NOTE
----------------

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation for the period. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2002.

Item 2.   Management's Discussion and Analysis.
-----------------------------------------------

Plan of Operation.
------------------

Since June 2002, our Company has been winding down our bikini team business. Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest;
(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our Company's only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Quarterly Report, it is not possible to accurately predict the amount of any such loan. However, any such loan should not exceed $15,000 and will be on terms no less favorable to our Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Quarterly Report, our Company has not actively begun to seek any such venture.


Forward-looking Statement.
--------------------------

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected
results in these statements.   Forward-looking statements speak only as of the
date they are made.   Our Company does not undertake, and specifically
disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.
----------------------------------

          An evaluation was performed under the supervision and with the participation of our Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of our Company's disclosure controls and procedures within 90 days before the filing date of this Quarterly Report. Based on that evaluation, our Company's management, including the President and Treasurer, have concluded that our Company's disclosure controls and procedures were effective. There have been no significant changes in our Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               99.1 906 Certification.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIKINI TEAM INTERNATIONAL, INC.


Date: 8/8/03                                By:/s/Victoria Jenson
     -----------                               -----------------------
                                               Victoria Jenson
                                               President and Director

Date: 8/8/03                                By:/s/Carla Tryon
     -----------                               -----------------------
                                               Carla Tryon
                                               Secretary and Director


Date: 8/8/03                                By:/s/Shirley Cook
     -----------                               -----------------------
                                               Shirley Cook
                                               Treasurer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Victoria Jenson, President of Bikini Team International, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 8/8/03                        Signature:/s/Victoria Jenson
                                     Victoria Jenson
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Shirley Cook, Treasurer of Bikini Team International, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 8/8/03                        Signature:/s/Shirley Cook
                                     Shirley Cook
                                     Treasurer