Form 10QSB/A
period 2003-06-30
BIKINI TEAM INTERNATIONAL INC
filed 2003-09-29
CIK 1158486

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-1


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

                      Bikini Team International, Inc.
                       [A Development Stage Company]
                     Condensed Statement of Operations
                               (Unaudited)
                                      For the Three For the Three
                                      Months Ended  Months Ended
                                      June 30, 2003 June 30, 2002
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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1  302 Certification of Victoria Jenson.

               31.2  302 Certification of Shirley Cook.

               32    906 Certification.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIKINI TEAM INTERNATIONAL, INC.


Date: 9/26/03                                By:/s/Victoria Jenson
     -----------                               -----------------------
                                               Victoria Jenson
                                               President and Director

Date: 9/26/03                                By:/s/Carla Tryon
     -----------                               -----------------------
                                               Carla Tryon
                                               Secretary and Director


Date: 9/26/03                                By:/s/Shirley Cook
     -----------                               -----------------------
                                               Shirley Cook
                                               Treasurer and Director