Form 10QSB
period 2003-09-30
BIKINI TEAM INTERNATIONAL INC
filed 2003-11-14
CIK 1158486

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                             September 30, 2003

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

                       September 30, 2003

                 Bikini Team International, Inc.
                  [A Development Stage Company]
                     Condensed Balance Sheet

                              ASSETS
                                                           Unaudited
                                                       September 30, 2003
Current Assets:
     Cash                                                   $      164
                                                            ----------
          Total Current Assets                                     164

Property & Equipment, net                                        2,475
                                                            ----------
TOTAL ASSETS                                                $    2,639
                                                            ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
     Shareholder loan                                       $   16,881
     Accrued liabilities                                           200
                                                            ----------
          Total Current Liabilities                             17,081
                                                            ----------
               Total Liabilities                                17,081

Stockholders' Deficit
     Preferred stock                                                50
     Common stock                                                  800
     Additional paid-in capital                                 54,305
     Accumulated deficit during development stage              (69,597)
                                                            ----------
          Total Stockholders' Deficit                          (14,442)
                                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    2,639
                                                            ==========

          See accompanying notes

                      Bikini Team International, Inc.
                       [A Development Stage Company]
                     Condensed Statement of Operations
                               (Unaudited)
                                      For the Three    For the Three
                                      Months Ended     Months Ended
                                   September 30, 2003 September 30, 2002
Revenues
     Fees                               $        0  $      473
     Product sales                               0          96
                                        ----------  ----------
          Total Revenue                          0         569
Cost of product sales                            0          48
                                        ----------  ----------
Gross Profit                                     0         521
                                        ----------  ----------
General and Administrative Expenses            396       1,372
                                        ----------  ----------
Operating Income (Loss)                       (396)       (851)
                                        ----------  ----------
Net Loss                                $     (396) $     (851)
                                        ==========  ==========
Net Loss Per Share (Basic)              $    (0.01) $    (0.01)

Net Loss per Share (Diluted)            $    (0.01) $    (0.01)

Weighted Shares (Basic)                    800,000     800,000
                                        ==========  ==========
Weighted Shares (Diluted)                  800,000     800,000
                                        ==========  ==========

          See accompanying notes

                      Bikini Team International, Inc.
                       [A Development Stage Company]
                     Condensed Statement of Operations
                               (Unaudited)
                                                                For the Period
                                     For the Nine  For the Nine From Inception
                                     Months ended  Months ended     Through
                                     September 30, September 30, September 30,
                                         2003          2002          2003
Revenues
     Fees                               $        0  $   42,193   $  55,021
     Product sales                               0       3,521       5,801
                                        ----------  ----------   ---------
          Total Revenue                          0      45,714      60,822
Cost of product sales                            0      (1,760)     (3,596)
                                        ----------  ----------   ---------
Gross Profit                                     0      43,954      57,226
                                        ----------  ----------   ---------
General and Administrative Expenses          3,652      38,240     112,072
                                        ----------  ----------   ---------
Operating Income (Loss)                     (3,652)      5,714     (54,846)

  Loss on write down of Inventory                0           0     (14,751)
                                        ----------  ----------   ---------
Net Income (Loss)                       $   (3,652) $    5,714   $ (69,597)
                                        ==========  ==========   =========
Net Income (Loss) Per Share (Basic)     $    (0.01) $     0.00   $   (0.09)
Net Income (Loss) Per Share (Diluted)   $    (0.01) $     0.00   $   (0.09)
                                        ==========  ==========   =========
Weighted Shares (Basic)                    800,000     800,000     769,209
                                        ==========  ==========   =========
Weighted Shares (Diluted)                  800,000   1,300,000     769,209
                                        ==========  ==========   =========

          See accompanying notes

                 Bikini Team International, Inc.
                  [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                                                For the Period
                                     For the Nine  For the Nine From Inception
                                     Months Ended  Months Ended     Through
                                     September 30, September 30, September 30,
                                         2003           2002        2003
Cash Flows Used for Operating Activities:
Net Loss                                $  (3,652)   $   5,714   $ (69,597)
Adjustments to reconcile net loss to
net cash used by operating activities:
    Depreciation                              675          675       2,025
    Issued stock for services                   0            0         155
    Increase in income taxes payable            0            0         200
    Decrease (Increase) in inventory            0        1,760           0
    Increase (Decrease) in shareholder
     loan                                       0            0      16,881
    Increase (Decrease) in current
     liabilities                                0      (19,389)          0
                                        ---------    ---------   ---------
       Net Cash Flows Used for
       Operating  Activities               (2,977)     (11,240)    (50,336)

Cash Flows Used for Investing Activities        0            0           0
                                        ---------    ---------   ---------
       Net Cash Flows Used for Investing
       Activities                               0            0           0

Cash Flows Provided by Financing Activities
    Issued stock for cash                       0            0      50,500
                                        ---------    ---------   ---------
       Net Cash Flows Provided by Financing
       Activities                               0            0      50,500

          Net Increase(Decrease) in Cash   (2,977)     (11,240)        164

Beginning Cash Balance                      3,141       18,070           0
                                        ---------    ---------   ---------
Ending Cash Balance                     $     164    $   6,830   $     164
                                        =========    =========   =========
Supplementary Disclosure:
  Cash paid for income taxes            $       0    $       0   $       0
  Stock issued for assets(non-cash)     $       0    $       0   $   4,500

          See accompanying notes

                 Bikini Team International, Inc.
                  [A Development Stage Company]
                  Notes to Financial Statements
                       September 30, 2003

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1  302 Certification of Victoria Jenson

               31.2  302 Certification of Shirley Cook

               32    906 Certification

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIKINI TEAM INTERNATIONAL, INC.


Date: 11/13/03                              By:/s/Victoria Jenson
     -----------                               -----------------------
                                               Victoria Jenson
                                               President and Director

Date: 11/13/03                              By:/s/Carla Tryon
     -----------                               -----------------------
                                               Carla Tryon
                                               Secretary and Director


Date: 11/13/03                              By:/s/Shirley Cook
     -----------                               -----------------------
                                               Shirley Cook
                                               Treasurer and Director