Form 10KSB
period 2003-12-31
BIKINI TEAM INTERNATIONAL INC
filed 2004-03-30
CIK 1158486

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  000-50222
                                             ---------

                      BIKINI TEAM INTERNATIONAL, INC.
                      -------------------------------
               (Name of Small Business Issuer in its Charter)

            UTAH                                         41-2029935
            ----                                         ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                            89 Lone Hollow Cove
                             Sandy, Utah 84092
                             -----------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (801) 572-4125

Securities Registered under Section 12(b) of the Exchange Act:   None.
Name of Each Exchange on Which Registered:                       None.
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 Par
                                                                 Value Common
                                                                 Stock.

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No           (2)  Yes  X    No
               ---      ---                ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2003 - $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     March 23, 2004 - $200. There are approximately 200,000 shares of common voting stock of the Registrant held by non-affiliates. There is no "established trading market" for the Registrant's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes     No
                                                       ---    ---

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                             March 23, 2004

                                800,000

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization.
     -------------

     Bikini Team International, Inc. (our "Company," "we," "us," "our" and words of similar import) was organized under the laws of the State of Utah on May 2, 2001. Our Company was formed to engage in any lawful purpose.

     Our initial authorized capital consisted of 105,000,000 shares of $0.001 par value stock with 100,000,000 shares authorized as common voting stock and 5,000,000 shares authorized as preferred stock.

     At our inception, we issued 580,000 shares of our common stock that were "restricted securities" to our founder, Victoria Jenson, for contributed equipment to be used in our planned business operations that was valued at $4,500 or at a price of $0.0078 per share. We also issued an aggregate of 20,000 additional shares of our common stock that were also deemed to be "restricted securities" to two or our officers, Carla Tryon and Shirley Cook, 10,000 shares to each, at a price of $0.0078 per share, for services rendered.

     On June 14, 2001, we also issued 50,000 shares of our Series A Convertible Preferred Stock to Ms. Jenson in consideration of the sum of $500. These shares were also deemed to be "restricted securities."

     Commencing in June, 2001, we conducted a public offering pursuant to Rule 504(b)(iii) of Regulation D of the Securities and Exchange Commission that exempts offers and sales of securities from registration under the Securities Act of 1933, as amended (the "Securities Act"), if the securities are offered and sold pursuant to state laws, rules and regulations that permit general solicitation and advertising in the sale of securities made to "accredited investors" only, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which permits general solicitation and advertising in sales to accredited investors. 200,000 shares of our common stock were sold pursuant to this offering to accredited investors who resided in Utah at a price of $0.25 per share for gross cash proceeds of $50,000. Our offering was completed during the summer of 2001.

     Our Company will use every lawful available source to further our proposed business opportunities, including registered broker/dealers and others. To the extent that the services provided by persons who are not registered broker/dealers are utilized, our Company will use our "best efforts" to ensure that any such person only provides an appropriate introduction to any business opportunity, and does not provide services that are customarily within the purview of the services that would be provided by registered broker/dealers. However, we do not believe that it our responsibility to make the determination as to whether the services provided are required to be provided by a registered broker/dealer, as payment of persons for services provided to us is within the good faith judgment of the Board of Directors.

     General Business History
     ------------------------

     Our initial operations consisted of a "bikini team" comprised of women clad in bikinis who were engaged through us to appear for a fee. Some of the events that the bikini team appeared at were: an NFL super bowl party at the Roadhouse Grill in Evanston, Wyoming; as "ring" girls from May 2001 to September 2002 for the Wendover Boxing Series; the 24th of July Rodeo at the Delta Center Salt Lake City, Utah in 2001 and 2002; and the 2002 Winter Olympics, which were held in Salt Lake City, Utah, where they worked for Budweiser as the snow angels and hosted several pre-Olympic parties with Budweiser. They also appeared at several charity events, primarily in held in the State of Utah, like the X-Mas box foundation, the Cancer foundation, Christmas toy drive, Ron Boone golf classic at Thanksgiving Point, Downs Charity, Make a Wish foundation and the Ride for Hope With Harley Davidson in May 2001 and 2002. They also hosted bands at concerts, such as Lifehouse and 3 Doors Down and appeared on the Salt Lake City Fox 13 television morning show and sports segment "Rungee Time" for 15 months.

     Our plans had included organizing a national network of bikini teams for similar promotions and events throughout the United States; however, these plans were abandoned by our management when we determined that these planned operations were not economically feasible by reason of increased competition, the down-turn in the economy and the resultant lack of demand for these services. As a result, our bikini team concept of business ceased in the latter part of 2002.

Principal Products or Services and Their Markets.
-------------------------------------------------

     None; not applicable.

Distribution Methods of the Products or Services.
-------------------------------------------------

     None; not applicable.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by our Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by our Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because our Company currently produces no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     Reporting Requirements.
     -----------------------

     As an issuer whose securities are registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), we are required to file periodic reports with the Securities and Exchange Commission. In addition, the National Association of Securities Dealers, Inc. (the "NASD"), requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the Exchange Act, so if we apply for a trading symbol on the OTC Bulletin Board, the NASD will also require that we remain current in our reporting obligations.

     The public may read and copy any materials that we file with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330 or 1- 202-942-8090. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

     Small Business Issuer.
     ----------------------

     The Securities and Exchange Commission's integrated disclosure system for small business issuers, which was adopted in Release No. 34-30968 and became effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. Bikini is deemed to be a "small business issuer."

     Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

     Our Company has limited assets, property or business; its principal executive office address and telephone number are the residence address and telephone number of Victoria Jenson, our President, a director and our principal stockholder, and are provided to us at no cost. Because our Company has no current business operations, our activities have been limited to seeking possible new business ventures, keeping our Company in good standing in the State of Utah, preparing our periodic reports and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Ms. Jenson of providing the use of her residence and telephone have been minimal.

Item 3.  Legal Proceedings.
         ------------------

     Our Company is not a party to any pending legal proceeding and, to the knowledge of management; no federal, state or local governmental agency is presently contemplating any proceeding against our Company. No director, executive officer or affiliate of our Company or owner of record or beneficially of more than five percent of our Company's common stock is a party adverse to our Company or has a material interest adverse to our Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of our security holders during the calendar year covered by this Annual Report or during the two previous calendar years.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.
--------

Market Information.
-------------------

     There is no "established trading market" for our shares of common stock. We are listed on the OTC Bulletin Board of the NASD under the symbol "BIKN"; however, management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. All of these persons have satisfied the one-year holding period requirement of Rule 144. See the heading "Sales of Unregistered Securities During the Past Three Years," of this Item below.

Holders.
--------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 34. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends.
----------

     We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     We have not adopted any equity compensation plans and have no securities authorized for issuance under any such plans.

Sales of Unregistered Securities During the Past Three Years.
------------------------------------------------------------

     Common Stock
     ------------
                                      Date        Number of    Aggregate
     Name                           Acquired       Shares    Consideration
     ----                           --------      ---------  -------------
Victoria Jenson                      5/5/01        580,000    Equipment(1),(5)

Carla Tryon                          5/5/01         10,000    Services(2)

Shirley Cook                         5/5/01         10,000    Services(2)

Purchasers under                    7/31/01        200,000    $ 50,000(3)
Rule 504 offering

     Preferred Stock
     ---------------
                                      Date        Number of    Aggregate
     Name                           Acquired       Shares    Consideration
     ----                           --------       ------    -------------

Victoria Jenson                     6/14/01         50,000     $   500(4),(5)

(1) Received the shares for contributed equipment to be used in the business valued at $4,500.

(2) Received the shares in exchange for services valued at a price of $0.0078 per share.

(3) Sold pursuant to Rule 504(b)(iii) of Regulation D of the Securities and Exchange Commission that exempts offers and sales of securities from registration under the Securities Act, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities.

(4) Received the shares for the initial deposit of $500 to open our Company's checking account.

(5) Generally, "restricted securities" can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the "current public information" requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in "broker's transactions" only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All "restricted securities" of our Company have been held for in excess of two years.

      In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission's Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD
    Regulation, Inc. Many members of the securities community have come to refer to that letter as the "Wulff letter."

      The Wulff letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of "blank check" issuers had sought to treat their shares as "free-trading" or unrestricted securities. As defined in the Wulff letter, a blank check company is "a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person."

      Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check companies, the Wulff letter stated that affiliates of blank check issuers, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act, that exempts sales by
persons other than "an issuer, underwriter or a dealer."   As a result,
it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff letter, this restriction would continue to apply even after the blank check company completes a merger or acquisition transaction with an operating entity.

While disputing the application of the Wulff letter to the securities of our Company that are owned by Victoria Jenson, both common stock (580,000 shares) and preferred stock (50,000 shares convertible into 500,000 shares of common stock), Ms. Jenson has agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. A copy of the Registration Agreement signed by Ms. Jenson with our Company was attached to the 10-SB-A-4 Registration Statement of our Company filed with the Securities and Exchange Commission on June 19, 2003, and is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

      Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest;
(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company is not currently engaged in any substantive business activity and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search to any particular business or industry, and the areas in which we will seek out particular business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. Our Company recognizes that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of transactions, regardless of the prospects, would require us to issue a substantial number of shares of our common stock, usually amounting to between 80% and 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

     Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

     Although we currently has no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

     None of our directors, executive officers, founders, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Safe Harbor Statement.
----------------------

     Statements made in this Form 10-KSB Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation: (i)our ability to develop products and technologies acceptable to industry; establish and maintain relationships with licensees and other users of our technology and products; and raise capital; (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission; general economic or industry conditions, nationally and/or in the communities in which the Company conducts business; legislation or regulatory requirements; conditions of the securities markets; the development of products that may be superior to the products developed by us; competition; changes in the quality or composition of our products; our ability to develop new products; our ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]

                       FINANCIAL STATEMENTS

                        December 31, 2003

               [WITH INDEPENDENT AUDITORS' REPORT]

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]

                        Table of Contents
                                                            Page

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . .       1


Balance Sheet - December 31, 2003  . . . . . . . . . . . . . . . . .      2


Statement of Stockholders' Equity/(Deficit) for the period from
Inception [May 5, 2001] through December 31, 2003  . . . . . . . . .      3

Statement of Operations for the years ended December 31, 2003 and
2002 and for the period from Inception [May 5, 2001] through
December 31, 2003  . . . . . . . . . . . . . . . . . . . . . . . . .      4


Statement of Cash Flows for the years ended December 31, 2003 and
2002 and for the period from Inception [May 5, 2001] through
December 31, 2003 . . . . . . . . . . . . . .  . . . . . . . . . . .      5


Notes to Financial Statements  . . . . . . . . . . . . . . . . . . .   6 - 9

                   INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
BIKINI TEAM INTERNATIONAL, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bikini Team International, Inc. [a development stage company] as of December 31, 2003, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception [May 5, 2001] through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bikini Team International, Inc. as of December 31, 2003, and the results of operations and cash flows for the periods ended December 31, 2003 and 2002 and for the period from inception [May 5, 2001] through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bikini Team International, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and has not had significant operations since inception. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                   Mantyla McReynolds
March 5, 2004
Salt Lake City, Utah

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                          Balance Sheet
                        December 31, 2003

ASSETS
Current Assets:
     Cash                                             $     53
                                                      --------
          Total Current Assets                              53

TOTAL ASSETS                                          $     53
                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
     Payable to shareholder - Note E                  $ 15,518
     Payable to related party - Note E                   7,012
     Taxes payable - Notes A & C                           200
                                                      --------
          Total Current Liabilities                     22,730
                                                      --------
               Total Liabilities                        22,730
Stockholders' Equity/(Deficit) - Note B
     Preferred stock, $.001 par value; 5,000,000
     authorized 50,000 Series A Convertible
     outstanding                                            50
     Common stock, $.001 par value;
       authorized 100,000,000 shares; issued
       and outstanding 800,000                             800
     Additional paid-in capital                         54,305
     Deficit accumulated during development stage      (77,832)
                                                       -------
          Total Stockholders' Equity/(Deficit)         (22,677)
                                                       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)   $    53
                                                       =======

          See accompanying notes to financial statements

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
           Statement of Stockholders' Equity/(Deficit)
For the period from Inception [May 5, 2001] through December 31, 2003


                            Number of                Number of
                            Preferred    Preferred    Common       Common
                              Shares       Stock      Shares        Stock
Balance, May 5, 2001                  0   $     0             0    $    0

Issued stock for equipment,
at $.0078 per share                   0                 580,000       580

Issued shares for services,
at $.0078 per share                   0                  20,000        20

Issued shares for cash in
limited offering, at $.25
per share                             0                 200,000       200

Issued shares for cash,
at $.01 per share                50,000        50

Net loss for 2001                     0

Balance, December 31, 2001       50,000        50       800,000       800

Net loss for 2002

Balance, December 31, 2002       50,000        50       800,000       800

Net loss for 2003

Balance, December 31, 2003       50,000   $    50       800,000    $  800

[CONTINUED]

                      BIKINI TEAM INTERNATIONAL, INC.
                       [A Development Stage Company]
                Statement of Stockholders' Equity/(Deficit)
     For the period from Inception [May 5, 2001] through December 31, 2002

                                                   Deficit
                                                 Accumulated
                                    Additional      During         Total
                                     Paid-in     Development   Stockholders'
                                     Capital         Stage    Equity/(Deficit)
Balance, May 5, 2001               $      0       $       0    $       0

Issued stock for equipment,
at $.0078 per share                   3,920                        4,500

Issued shares for services,
at $.0078 per share                     135                          155

Issued shares for cash in
limited offering, at $.25
per share                            49,800                       50,000

Issued shares for cash,
at $.01 per share                       450                          500

Net loss for 2001                                   (56,416)     (56,416)

Balance, December 31, 2001           54,305         (56,416)      (1,261)

Net loss for 2002                                    (9,529)      (9,529)

Balance, December 31, 2002           54,305         (65,945)     (10,790)

Net loss for 2003                                   (11,887)     (11,887)

Balance, December 31, 2003         $ 54,305       $ (77,832)   $ (22,677)

          See accompanying notes to financial statements

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                     Statement of Operations
   For the Years Ending December 31, 2003 and 2002 and for the Period from
           Inception [May 5, 2001] through December 31, 2003

                             Twelve Months  Twelve Months       From
                                   ended         Ended          Inception
                                December 31,   December 31,  [5/5/01] through
                                   2003           2002          12/31/03
Revenues
     Fees                        $        0     $    42,593     $   55,021
     Product sales                        0           3,521          5,801
                                 ----------     -----------     ----------
          Total Revenue                   0          46,114         60,822
Cost of product sales                     0           1,760          3,596
                                 ----------     -----------     ----------
Gross Margin                              0          44,354         57,226
General and Administrative
Expenses                             11,787          39,032        120,007
                                 ----------     -----------     ----------
Net Loss from Operations            (11,787)          5,322        (62,781)
Other Income/(Expense)
  Loss on write down of Inventory         0         (14,751)       (14,751)
                                 ----------     -----------     ----------
Net Loss Before Income Taxes        (11,787)         (9,429)       (77,532)

Provision for Income Taxes -
Notes A&C                               100             100            300
                                -----------     -----------    -----------
Net Loss                        $   (11,887)    $    (9,529)   $   (77,832)
                                ===========     ===========    ===========
Loss Per Share (Basic)          $     (0.01)    $     (0.01)   $     (0.10)
                                ===========     ===========    ===========
Loss Per Share (Diluted)        $     (0.01)    $     (0.01)   $     (0.10)
                                ===========     ===========    ===========

Weighted Average Shares
Outstanding (Basic)                 800,000         800,000        772,129
                                ===========     ===========    ===========
Weighted Average Shares
Outstanding (Diluted)               800,000         800,000        772,129
                                ===========     ===========    ===========

          See accompanying notes to financial statements

<CAPITON>
                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                     Statements of Cash Flows
    For the Years Ending December 31, 2003 and 2002 and for the Period from
               Inception [May 5, 2001] through December 31, 2003

                             Twelve Months  Twelve Months       From
                                   ended         Ended          Inception
                                December 31,   December 31,  [5/5/01] through
                                   2003           2002          12/31/03

Cash Flows Provided by/(Used for)
Operating Activities
Net Loss                              $  (11,887)    $  (9,529)     $(77,832)
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Depreciation                             675           900         2,025
    Issued stock for services                  0             0           155
    Increase in income taxes payable           0           100           200
    Decrease (Increase) in inventory           0        16,511             0
    Increase (Decrease) in shareholder
     loan                                  1,112       (11,494)       17,993
    Increase (Decrease) in payable to
     related party                         7,012             0         7,012
    Increase in accrued liabilities            0       (11,417)            0
                                      ----------     ---------      --------
       Net Cash Provided by/(Used
       for) in Operating  Activities      (3,088)      (14,929)      (50,447)

Cash Flows Provided by Financing
Activities

    Issued stock for cash                      0             0        50,500
                                      ----------     ---------      --------
              Net Cash Provided by
              Financing Activities             0             0        50,500

     Net Increase(decrease) in Cash       (3,088)      (14,929)           53

Beginning Cash Balance                     3,141        18,070             0
                                      ----------     ---------      --------
Ending Cash Balance                   $       53     $   3,141      $     53
                                      ==========     =========      ========
Supplemental Disclosure Information:
  Cash paid during the year for
  interest                            $        0     $       0      $      0
  Cash paid during the year for
  income taxes                        $        0     $       0      $      0
  Issued stock for equipment          $        0     $       0      $  4,500
  Exchange equipment for reduction
  in shareholder loan                 $    2,475     $       0      $  2,475

          See accompanying notes to financial statements

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                        December 31, 2003

NOTE A    Summary of Significant Accounting Policies

     Company Background

     The Company incorporated under the laws of the State of Utah on May 5, 2001. The Company was a marketing and promotions business which also engaged in product development and sales. During 2002, the company exited this business and is currently seeking opportunities to merge with a well capitalized company or enter into a new business venture. The Company is considered to be in the development stage. The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company has $53 as of December 31, 2003.

     Property & Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

     Income Taxes

     The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note C below).

     Net Loss Per Common Share

     In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of loss per share for the periods presented because their inclusion is antidilutive.

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                        December 31, 2003

NOTE A    Summary of Significant Accounting Policies[continued]

     Revenue Recognition

     The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue from product sales is recognized when goods are delivered to the customer. Revenue from promotional and marketing services is recognized when earned. The Company records accounts receivable for sales which have been completed but for which money has not been collected. The balance uncollected as of December 31, 2003 was $0. For customer purchases paid in advance, the Company records a liability until products are shipped. There was no unearned revenue as of December 31, 2003 or 2002.

     Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventory

     Inventory consists of products available for sale. Inventory is valued at the lower of cost or market using the first-in first-out (FIFO) costing method.

NOTE B    Issuance of Common Shares

     On May 5, 2001, the Company authorized and issued 580,000 shares of "unregistered" and "restricted" common stock at $.0078 to its founder for contributed camera equipment to be used in the business with a total value if $4,500. At the same time, the Company issued 10,000 shares of "unregistered" and "restricted" common stock to each of two officers in exchange for services valued at the same $.0078 per share.

     On June 14, 2001, the Company issued 50,000 "unregistered" and "restricted" shares of $.001 par value Series A Convertible Preferred stock to its founder for the initial deposit of $500 to open a Company checking account. This preferred stock has voting rights with each share being entitled to cast a number of votes equal to the number of shares of common stock into which it is convertible. The preferred stock is convertible at anytime at a rate of ten shares of common for each preferred share. The preferred stock will automatically convert into common in the event that the Company consummates a secondary public offering.

     On July 31, 2001, the Company issued 200,000 shares of common stock as part of a limited offering to 32 accredited investors for $50,000 cash, or $.25 per share.

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                        December 31, 2003

NOTE C    Accounting for Income Taxes

     No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be sufficiently profitable in the near future to take advantage of the losses.

                Deferred tax assets                    Balance     Tax  Rate
   Federal Loss carryforward (expires through 2023)    $77,832  $11,675    15%
   State Loss carryforward (expires through 2018)       77,532    3,877     5%
   Valuation allowance                                 (15,551)
                                                      -------
        Deferred tax asset                            $     0
                                                      =======

     The allowance has increased $2,372 from $13,179 as of December 31, 2002. The amount shown on the balance sheet for taxes payable represents the annual minimum franchise amount due to the State of Utah.

NOTE D    Going Concern

     The Company has accumulated losses since inception totaling $77,832, and is still developing operations as of December 31, 2003. Financing for the Company's limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder and related party (see NOTE E). The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

NOTE E    Stockholder Loan/Related Party Transactions

     A stockholder has advanced funds to, or has paid expenses on behalf of
     the Company in the amount of $17,993 as of December 31, 2003.    In
     December 2003, $2,475, of this liability, was extinguished in exchange for the Company's Property & Equipment. As of December 31, 2003, the shareholder loan balance is $15,518. A related party (common shareholders) has also paid expenses on behalf of the Company in the amount of $7,012 as of December 31, 2003. The balances outstanding are unsecured, non-interest bearing, and are payable on demand.

NOTE F    Property & Equipment

     The Company had one class of asset, for which depreciation expense was $675 and $900 for the periods ended December 31, 2003 and 2002, respectively. In the fourth quarter 2003, the asset was exchanged for the relief of debt with a related party.

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                        December 31, 2003


NOTE G    Inventory

     During 2002, the Company recognized a loss of $14,751 as a result of writing off the book value of date sensitive inventory. The Company had intended to sell more merchandise but the business focus temporarily changed when it took advantage of other opportunities related to the 2002 Salt Lake City Winter Olympics. Inventory as of December 31, 2003 was $0.

NOTE H    Subsequent Events

     In January 2004, the Company entered into a Letter of Intent for which the Company agreed to acquire all of the outstanding securities of SBMB (a Bahamian corporation) in a stock for stock exchange. The Company was to exchange shares of its $0.001 par value common voting stock for all of the issued and outstanding shares of common stock of SBMB, whereby SBMB would have become a wholly-owned subsidiary of the Company with intent to merge. However, the Letter of Intent was mutually terminated on February 4, 2004 under a compromise and settlement agreement.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     During the past two fiscal years, and since then, there have been no changes in our independent accountants or any disagreements with our independent accountants on accounting and financial disclosure.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Victoria Jenson    President,        5/01            *
                    Director

Carla Tryon        Secretary,        5/01            *
                    Director

Shirley Cook       Treasurer,        5/01            *
                    Director

               * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Victoria Jenson, our Company's Founder, President and a director is 36 years old. She is Vice President and director of Kentex Petroleum, Inc.("Kentex"), and has been since December 31, 2002. Kentex is a publicly-held "blank check" development stage company whose securities were registered with the Securities and Exchange Commission under the Exchange Act on July 6, 2000, and which is current in all of its required filings. Ms. Jenson was a founding partner of the Utah Bikini Team until its dissolution in
early 2001.   She was recently an officer and director of Chiropractic 21
International, Inc. from which she resigned in March 2004, pursuant to an Agreement and Reorganization. Ms. Jenson was also an officer and director of Vic's Nutritional Products, Inc., a private Nevada company with retail cart operations throughout shopping malls in America in which she was Secretary and a director; Vic's Nutritional Products, Inc. was sold in July 2003. She formerly worked for Costco from 1995 to 1999. Ms. Jenson founded VJ Billing Services in 1997. VJ Billing was in the business of accounts receivables and collections. Specifically, VJ Billing worked with Internet service providers by completing all aspects of their accounts receivable. The business was dissolved in 1999. Prior to 1995 Victoria worked as at Willow Creek Country
Club, Smith's, and various other part time jobs.   Victoria graduated from
Carbon County High School in 1985.   She attended Salt Lake Community College
focusing on business studies.

     Carla Tryon, our Company's Secretary and a director is 35 years old.   In
2002, Ms. Tryon co-founded a novelty store, "All Scrapped Up," located in
Price, Utah, where she acts as owner/operator.   She has been employed by the
Division of Child and Family Services of Price, Utah, since 1996. Prior to 1996, Ms. Tryon was actively employed as a pharmacy assistant for Smith's
Food & Drug in Price Utah. She graduated from Carbon County High School in 1986. She attended College of Eastern Utah and received general education at a collegiate level.

     Shirley Cook, our Company's Vice President and a director is 58 years old. Ms. Cook has been employed at a Wellington Utah branch of the United States Postal Service for 18 years. Ms. Cook graduated from Emery High School in 1964. She attended Beauty College in Salt Lake City in 1965.

Significant Employees.
----------------------

     We have no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

     Shirley Cook is the mother of both Victoria Jenson and Carla Tryon. Victoria Jenson is the sister of Carla Tryon.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Our President, Victoria Jenson, filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on June 3, 2003.

     Carla Tryon, our Secretary, filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on June 3, 2003.

     Our Treasurer, Shirley Cook filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on June 3, 2003.

     We believe that each of these persons is currently in compliance with
Section 16(a) of the Exchange Act.

Audit Committee.
----------------

     We have not adopted an Audit Committee due to the fact that we are a development stage company and has generated no revenues from operations during the year ended December 31, 2003.

Code of Ethics.
---------------

     We have adopted a Code of Ethics for our Chief Executive Officer and Treasurer. See Part III Item 13, Exhibits.

Item 10. Executive Compensation.
         -----------------------

     No director or executive officer of our Company received any compensation from the date of its inception through December 31, 2002. We do not have any stock option, bonus, profit sharing, pension or similar plan; however, we may adopt such a plan in the future to attract and/or retain members of management or key employees.

                    Options/SAR Grants in Last Fiscal Year
                    --------------------------------------

                               Individual Grants
                               -----------------


  (a)                (b)           (c)            (d)              (e)
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base  Expiration
Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date
----              -----------    -----------    ------------      ----

None              -0-            -0-            -0-               -0-


Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our directors are compensated for any services provided as a director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of our Company that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us or any subsidiary, any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of our Company's common and preferred stock as of March 23, 2004, to wit:


                                              Number of Shares     Percentage
Name and Address                              Beneficially Owned    of Class
----------------                              ------------------    --------

Common Stock
------------
Victoria Jenson                                     580,000           72.5%
89 Lone Hollow Cove
Sandy, Utah 84092
                                                    -------         -------
TOTALS:                                             580,000           72.5%

Preferred Stock
---------------
Victoria Jenson                                      50,000          100.0%
89 Lone Hollow Cove
Sandy, Utah 84092
                                                    -------         -------
TOTALS:                                              50,000          100.0%

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of March 23, 2004, to wit:

                                             Number of Shares
                                            Beneficially Owned   Percentage of
Name and Address                              as of 2/28/03        of Class
----------------                              -------------        --------

Common Stock
------------
Victoria Jenson                                    580,000              72.5%
8 Emerald Dunes Circle
Henderson, NV  89052

Carla Tryon                                         10,000             0.0125%
535 East 400 South
Price, UT  84501

Shirley Cook                                        10,000             0.0125%
649 East 5th South
Price, UT  84501
                                                  -------             -------
TOTALS:                                           600,000               75.0%

Preferred Stock
---------------
Victoria Jenson                                    50,000              100.0%
89 Lone Hollow Cove
Sandy, Utah 84092
                                                  -------             -------
TOTALS:                                            50,000              100.0%

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     With the exception of the transactions described below, during the calendar years ended December 31, 2003 and 2002, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     As of December 31, 2003, a stockholder advanced funds to, or paid expenses on behalf of our Company in the amount of $17,993. In December 2003, $2,475, of this liability, was extinguished in exchange for certain property and equipment owned by us. As of December 31, 2003, the shareholder loan balance is $15,518. An officer and director has also paid expenses on behalf of us in the amount of $7,012 as of December 31, 2003. The balances outstanding are unsecured, non-interest bearing, and are payable on demand.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2003 and 2002, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2003 and 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     We have no parents; however, Victoria Jenson may be deemed to be our parent by virtue of her substantial share holdings in our Company.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2003 and 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder know to us, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------
8-K Current Report dated January 28, 2004, regarding a Letter of Intent with SBMB, Inc.

8-K Current Report dated February 4, 2004 regarding the rescission of a Letter of Intent with SBMB, Inc.

Exhibits
--------

Exhibit
Number               Description
------               -----------

14             Code of Ethics

31.1           302 Certification of Victoria Jenson

31.2           302 Certification of Shirley Cook

32             906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

Item 14.  Controls and Procedures.
          ------------------------

     Within 90 days prior to the date of this Annual Report and as of the period covered thereby or December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Bikini by its principal accountants during the calendar years ended December 31, 2003 and 2002:


     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $1,775         $6,551

     Audit-related fees                $1,759         $    0

     Tax fees                          $  287         $  440

     All other fees                    $  309         $   61
                                       ------         ------
     Total fees                        $4,127         $7,052


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Bikini's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIKINI TEAM INTERNATIONAL, INC.



Date: 3/30/04                                By:/s/Victoria Jenson
     -----------                               -----------------------
                                               Victoria Jenson
                                               President and Director

Date: 3/30/04                                By:/s/Carla Tryon
     -----------                               -----------------------
                                               Carla Tryon
                                               Secretary and Director


Date: 3/30/04                                By:/s/Shirley Cook
     -----------                               -----------------------
                                               Shirley Cook
                                               Treasurer and Director