Form 10QSB
period 2004-03-31
BIKINI TEAM INTERNATIONAL INC
filed 2004-05-17
CIK 1158486

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

                                   800,000

                                March 31, 2004

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company for the periods then ended.

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company}

                 CONDENSED FINANCIAL STATEMENTS

                          March 31, 2004

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                     Condensed Balance Sheet
                          March 31, 2004
                            (Unaudited)

                              ASSETS
Current Assets:
     Cash                                                   $      265
                                                            ----------
          Total Current Assets                                     265

TOTAL ASSETS                                                $      265
                                                            ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
     Accounts Payable                                       $    3,589
     Payable to shareholder                                     16,076
     Payable to related party                                    7,012
     Taxes payable                                                 200
                                                            ----------
          Total Current Liabilities                             26,877
                                                            ----------
               Total Liabilities                                26,877

Stockholders' Equity/(Deficit)
     Preferred stock, $.001 par value; 5,000,000
       authorized 50,000 Series A Convertible outstanding           50
     Common stock, $.001 par value; authorized 100,000,000
       shares; issued and outstanding 800,000                      800
     Additional paid-in capital                                 54,305
     Deficit accumulated during development stage              (81,767)
                                                            ----------
          Total Stockholders' Equity/(Deficit)                 (26,612)
                                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)        $      265
                                                            ==========

          See accompanying notes

                      BIKINI TEAM INTERNATIONAL, INC.
                       [A Development Stage Company]
                     Condensed Statement of Operations
                               (Unaudited)
                                                                      From
                                     For the Three  For the Three  Inception
                                      Months Ended   Months Ended  [5/5/01]
                                        March 31,      March 31,    through
                                          2004           2003   March 31, 2004
Revenues
     Fees                               $        0  $        0   $   55,021
     Product sales                               0           0        5,801
                                        ----------  ----------   ----------
          Total Revenue                          0           0       60,822
Cost of product sales                            0           0        3,596
                                        ----------  ----------   ----------
Gross Margin                                     0           0       57,226
                                        ----------  ----------   ----------
General and Administrative Expenses          3,935       2,841      123,942
                                        ----------  ----------   ----------
Net Loss from Operations                    (3,935)     (2,841)     (66,716)

Other Income/(Expense)
  Loss on write down of Inventory                0           0      (14,751)
                                        ----------  ----------   ----------
       Net Loss Before Income Taxes         (3,935)     (2,841)     (81,467)

Provision for Income Taxes- Notes A & C                                 300
                                        ----------  ----------   ----------
Net Loss                                $   (3,935) $   (2,841)  $  (81,767)
                                        ==========  ==========   ==========
Loss Per Share (Basic)                  $    (0.01) $    (0.01)  $    (0.11)
                                        ==========  ==========   ==========
Loss per Share (Diluted)                $    (0.01) $    (0.01)  $    (0.11)
                                        ==========  ==========   ==========
Weighted Average Shares Outstanding
(Basic)                                    800,000     800,000      774,520
                                        ==========  ==========   ==========
Weighted Average Shares Outstanding
(Diluted)                                  800,000     800,000      774,520
                                        ==========  ==========   ==========

          See accompanying notes

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                                                For the Period
                                    For the Three For the Three From Inception
                                     Months Ended  Months Ended     Through
                                        March 31,    March 31,     March 31,
                                         2004           2003        2004
Cash Flows Provided by/(Used for)
Operating Activities:
Net Loss                                $  (3,935)   $  (2,841)   $ (81,767)
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                0          225        2,025
    Issued stock for services                   0            0          155
    Increase in income taxes payable            0            0          200
    Increase (Decrease) in shareholder
     loan                                     558            0       18,551
    Increase (Decrease) in payable to
     related pary                               0            0        7,012
    Increase in Accounts payable            3,589            0        3,589
                                        ---------    ---------    ---------
       Net Cash Provided by/(Used
       for) Operating  Activities             212       (2,616)     (50,235)

Cash Flows Provided by Financing Activities
    Issued stock for cash                       0            0       50,500
                                        ---------    ---------   ---------
       Net Cash Provided by Financing
       Activities                               0            0       50,500

          Net Increase(Decrease) in Cash      212       (2,616)         265

Beginning Cash Balance                         53        3,141            0
                                        ---------    ---------    ---------
Ending Cash Balance                     $     265    $     525    $     265
                                        =========    =========    =========
Supplemental Disclosure Information:
  Cash paid during the year for
   interest                             $       0    $       0    $       0
  Cash paid during the year for income
   taxes                                $       0    $       0    $       0
  Issued stock for equipment            $       0    $       0    $   4,500
  Exchange equipment for reduction in
   shareholder loan                     $       0    $       0    $   2,475

          See accompanying notes

                 BIKINI TEAM INTERNATIONAL, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                         March 31, 2004

PRELIMINARY NOTE
----------------

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation for the period. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2003.

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

During the next 12 months, our Company's only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and because we have now identified a prospective venture for acquisition as of the date of this Quarterly Report, it is not possible to accurately predict the amount of any such loan. However, any such loan should not exceed $15,000 and will be on terms no less favorable to our Company than would be available from a commercial lender in an arm's length transaction.

Forward-looking Statements.
--------------------------

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

Item 3.   Controls and Procedures.
----------------------------------

An evaluation was performed under the supervision and with the participation of our Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report. Based on that evaluation, our Company's management, including the President and Treasurer, have concluded that our Company's disclosure controls and procedures were effective. There have been no significant changes in our Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

Subsequent to the date of this Quarterly Report, we are going to have a special meeting of our stockholders on May 17, 2004. For more information on this meeting see, the Definitive Proxy Statement that was filed with the Securities and Exchange Commission on May 7, 2004, which is incorporated herein by reference. See Item 6.

Item 5.   Other Information.
----------------------------

We are presently in the final stages of concluding an acquisition that we believe will be beneficial to us and our stockholders; if concluded, this acquisition will result in a change in control of our Company. We anticipate that news of further developments respecting the closing or abandonment of this proposed acquisition will be forthcoming in the next 10 days.

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

               31.2  302 Certification of Shirley Cook

               32    906 Certification

          (b)  Reports on Form 8-K.

               8-K Current Report dated January 28, 2004, regarding a Letter of Intent with SBMB, Inc.

               8-K Current Report dated February 4, 2004, regarding the termination of the Letter of Intent with SBMB, Inc.

                               SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIKINI TEAM INTERNATIONAL, INC.


Date: 5/14/02                               By:/s/Victoria Jenson
     -----------                               -----------------------
                                               Victoria Jenson
                                               President and Director

Date: 5/16/04                               By:/s/Carla Tryon
     -----------                               -----------------------
                                               Carla Tryon
                                               Secretary and Director


Date: 5/16/04                               By:/s/Shirley Cook
     -----------                               -----------------------
                                               Shirley Cook
                                               Treasurer and Director