Form 10QSB
period 2004-06-30
Logistical Support, Inc
filed 2004-08-27
CIK 1158486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-50222
                            (Commission file number)

                            LOGISTICAL SUPPORT, INC.
        (Exact name of small business issuer as specified in its charter)

                UTAH                                         41-2029935
    (State or other jurisdiction                            (IRS Employer
  of incorporation or organization)                      Identification No.)

               19734 DEARBORN STREET, CHATSWORTH, CALIFORNIA 91311
                    (Address of principal executive offices)

                                 (818) 885-0300
                           (Issuer's telephone number)

                         BIKINI TEAM INTERNATIONAL, INC.
   (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of August 20, 2004 - 63,945,000 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            LOGISTICAL SUPPORT, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Consolidated Balance Sheet as of June 30, 2004 (unaudited)       2

           Consolidated Statements of Operations for the
           three and six months ended June 30, 2004 and 2003 (unaudited)    3

           Consolidated Statement of Stockholders Equity for the
           Six months ended June 30, 2004 (unaudited)                       4

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)              5
           Notes to Consolidated Financial Statements (unaudited)           6

Item 2.    Management's Discussion and Analysis or Plan of Operations      11

Item 3.    Controls and Procedures                                         15

PART II.   OTHER INFORMATION                                               16

Item 1.    Legal Proceedings                                               16

Item 2.    Change in Securities                                            16

Item 3.    Defaults Upon Senior Securities                                 16

Item 4.    Submission of Matters to a Vote of Security Holders             16

Item 5.    Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                                 18

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                             JUNE
                                                                           30, 2004
                                                                         -----------
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $   284,097
     Other receivable                                                         24,000
     Accounts receivable, net of allowance for doubtful accounts of $0       352,837
     Inventory                                                                22,586
     Contract costs and estimated earnings in excess of billings           2,373,643
     Other current assets                                                     16,927
                                                                         -----------
TOTAL CURRENT ASSETS                                                       3,074,090

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $93,668                                                  50,286

                                                                         -----------
TOTAL ASSETS                                                             $ 3,124,376
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $ 1,189,300
     Accrued expenses                                                        300,001
     Deferred tax liability                                                  218,000
     Billings in excess of contract costs and estimated earnings             385,812
     Lines of credit                                                         134,570
     Notes payable, current portion                                          136,617

                                                                         -----------
TOTAL CURRENT LIABILITIES                                                  2,364,300

NOTES PAYABLE, net of current portion                                         25,074
OTHER LONG-TERM LIABILITIES                                                   76,670

                                                                         -----------
TOTAL LIABILITIES                                                          2,466,044
                                                                         -----------

COMMITMENT AND CONTINGENCIES                                                      --

STOCKHOLDER'S EQUITY
     Preferred stock, $0.001 par value; 5,000,000 shares
       authorized; 0 shares issued and outstanding                                --
     Common stock, $0.001 par value; 100,000,000 shares
       authorized; 63,945,000 shares issued and outstanding                   63,945
     Additional paid-in capital                                              211,349
     Stock subscription receivable                                           (20,000)
     Due from officers/affiliates                                           (450,149)
     Retained earnings                                                       853,187

                                                                         -----------
TOTAL STOCKHOLDERS' EQUITY                                                   658,332
                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 3,124,376
                                                                         ===========


       The accompanying notes are an integral part of these consolidated financial statements.

          LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  ----------------------------    ----------------------------
                                                      JUNE            JUNE            JUNE            JUNE
                                                    30, 2004        30, 2003        30, 2004        30, 2003
                                                  ------------    ------------    ------------    ------------
                                                  (unaudited)     (unaudited)     (unaudited)     (unaudited)
SALES
     Contract sales                               $  1,039,581    $    747,858    $  2,199,754    $  2,017,304
     Product sales                                      20,260          73,139          20,260         111,784
                                                  ------------    ------------    ------------    ------------
                                                     1,059,841         820,997       2,220,014       2,129,088
                                                  ------------    ------------    ------------    ------------
COST OF SALES
     Contract sales                                    829,412         510,200       1,831,971       1,571,914
     Product sales                                          --              82              --             138
                                                  ------------    ------------    ------------    ------------
                                                       829,412         510,282       1,831,971       1,572,052
                                                  ------------    ------------    ------------    ------------
GROSS PROFIT                                           230,429         310,715         388,043         557,036
                                                  ------------    ------------    ------------    ------------
OPERATING EXPENSES
     General and administrative expenses               315,410         251,183         609,404         435,917
     Sales and marketing                                89,643          66,153         162,633          94,418
                                                  ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                               405,053         317,336         772,037         530,335
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                         (174,624)         (6,621)       (383,994)         26,701
                                                  ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Other income                                        2,403           5,313           4,961          15,826
     Interest expense                                   (3,424)         (3,344)         (9,051)         (5,011)
     Gain on Triumph settlement                        483,775              --         483,775              --
     Other expense                                     (70,580)        (28,723)        (86,289)        (36,139)
                                                  ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                           412,174         (26,754)        393,396         (25,324)
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        237,550         (33,375)          9,402           1,377

PROVISION FOR INCOME TAXES                             218,000              --         218,000              --
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                 $     19,550    $    (33,375)   $   (208,598)   $      1,377
                                                  ============    ============    ============    ============
NET LOSS PER SHARE:
     BASIC AND DILUTED                            $       0.00    $      (0.00)   $      (0.00)   $       0.00
                                                  ============    ============    ============    ============
     DILUTED                                      $       0.00    $      (0.00)   $      (0.00)   $       0.00
                                                  ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                          63,478,352      63,200,000      63,339,176      63,200,000
                                                  ============    ============    ============    ============
     DILUTED                                        76,676,896      63,200,000      63,339,176      63,200,000
                                                  ============    ============    ============    ============
PRO FORMA NET INCOME (LOSS):

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        237,550         (33,375)          9,402           1,377

PROVISION FOR INCOME TAXES                              95,020         (13,350)          3,761             551
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                 $    142,530    $    (20,025)   $      5,641    $        826
                                                  ============    ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

      LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES

                   Consolidated Statement of Stockholders' Equity

        FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                     COMMON STOCK       ADDITIONAL   STOCK      DUE FROM      TOTAL        STOCK-
                                    CAPITAL     ----------------------   PAID-IN  SUBSCRIPTION  OFFICERS/    RETAINED      HOLDER'S
                                  CONTRIBUTIONS    SHARES      AMOUNT    CAPITAL   RECEIVABLE  AFFILIATES    EARNINGS      EQUITY
                                    ---------   -----------  ---------  ---------   ---------   ---------   ----------   ----------
BALANCE, DECEMBER 31, 2003          $ 254,470            --  $      --  $      --   $      --   $(282,276)  $1,061,785   $1,033,979

Issuance of preferred interest
  in LLCs                              20,000            --         --         --     (20,000)         --           --           --

Conversion of members' interest for
  shares of common stock             (274,470)   63,200,000     63,200    211,270          --          --           --           --

Shares issued in transaction with
  Bikini Team International, Inc.          --       745,000        745       (745)         --          --           --           --

Advances to officers/affiliates            --            --         --         --          --    (167,873)          --     (167,873)

Amortization of fair value of
  warrants issued to consultant            --            --         --         --          --         824           --          824

Net loss                                   --            --         --         --          --          --     (208,598)    (208,598)
                                    ---------   -----------  ---------  ---------   ---------   ---------   ----------   ----------
BALANCE, JUNE 30, 2004              $      --    63,945,000  $  63,945  $ 210,525   $ (20,000)  $(449,325)  $  853,187   $  658,332
                                    =========   ===========  =========  =========   =========   =========   ==========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

        LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows

                                                                            SIX MONTHS ENDED
                                                                       -----------------------
                                                                          JUNE         JUNE
                                                                        30, 2004     30, 2003
                                                                       ---------     ---------
                                                                      (unaudited)   (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $(208,598)    $   1,377
   Adjustment to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation expense                                               16,902        19,398
       Gain on Triumph settlement                                       (483,775)           --
       Amortization of fair value of warrants issued to consultants          824            --
   Changes in operating assets and liabilities:
     Other receivables                                                     6,000            --
     Accounts receivable                                                 (41,099)      (96,366)
     Due from officers/affiliates                                       (167,873)      323,750
     Contract costs                                                      124,980      (453,287)
     Other current assets                                                 25,998         3,193
     Accounts payable                                                    (96,293)      116,512
     Accrued expenses                                                    147,921        55,583
     Deferred tax liability                                              218,000            --
                                                                       ---------     ---------
Net cash used in operating activities                                   (457,013)      (29,840)
                                                                       ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                        --       107,159
   Proceeds from lines of credit, net                                    134,570            --
   Payments on notes payable                                             (83,589)      (81,583)
                                                                       ---------     ---------
Net cash provided by financing activities                                 50,981        25,576
                                                                       ---------     ---------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                     (406,032)       (4,264)

CASH AND CASH EQUIVALENTS, Beginning of period                           690,129         4,264
                                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, End of period                               $ 284,097     $      --
                                                                       =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

   Interest paid                                                       $   9,051     $   5,011
                                                                       =========     =========
   Income taxes paid                                                   $      --     $      --
                                                                       =========     =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of notes payable for accounts payable                      $ 118,096     $  81,583
                                                                       =========     =========
   Issuance of notes payable for property and equipment                $      --     $      --
                                                                       =========     =========


        The accompanying notes are an integral part of these consolidated financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited combined financial statements and footnotes for the year ended December 31, 2003 included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 23, 2004. The results of the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Organization

Logistical Support, LLC ("Logistical") is a California limited liability company incorporated on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company incorporated on November 19, 1997. Logistical and Hill are two entities under common control. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock. The warrants have an exercise price of $0.20 and expire on February 28, 2009. Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed, inter alia, to elect Mr. Harry Lebovitz and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. After the closing the members of Logistical and Hill will own approximately 98.8% (before exercise of the warrants) of the outstanding shares of Bikini common stock. Since the member of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

      o Logistical and Hill are deemed to be the purchaser and surviving company for accounting purposes. Accordingly, their net assets are included in the balance sheet at their historical book values and the results of operations of Logistical and Hill have been presented for the comparative prior period;

      o Control of the net assets and business of Bikini was acquired effective May 27, 2004. This transaction has been accounted for as a purchase of the assets and liabilities of Bikini by Logistical and Hill. The historical cost of the net assets acquired was $0.

Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc.

Stock Options

The Company did not grant any new options and no options were cancelled or exercised during the six months ended June 30, 2004. As of June 30, 2004, there were zero options outstanding.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the six months ended June 30, 2004 and 2003.

Income Taxes

No provision for income taxes has been made for federal or state income taxes, prior to the transaction with Bikini on May 27, 2004, as the Company is taxed as a partnership and the taxes are the personal responsibility of the members. As a result of the transaction with Bikini, the Company converted from a flow through entity for income tax purposes to a C corporation. Accordingly, the Company has recognized a deferred tax liability of $218,000 with a corresponding increase in the deferred provision for income taxes during the three months ended June 30, 2004. The Company has disclosed in the consolidated statement of operations the pro forma income taxes that would have been recognized had the Company been taxed as a C corporation for income tax purposes.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 21,997,574 and 0 common equivalent shares outstanding at June 30, 2004 and 2003, respectively.

NOTE 3 - CONTRACT COSTS

Contract costs at June 30, 2004 consisted of the following:

                                                                     June 30,
                                                                        2004
                                                                  -------------
         Contract cost incurred, including estimated profit       $   9,539,222
         Less: amounts billed                                        (7,551,391)
                                                                  -------------
                                                                  $   1,987,831
                                                                  =============

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

         Contract costs in excess of billings                     $   2,373,643
         Billings in excess of contract costs                          (385,812)
                                                                  -------------
                                                                  $   1,987,831
                                                                  =============

During the six months ended June 30, 2004, there were no significant differences in the Company's estimated profits on contracts as reported in prior year financial statements and the actual results.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2004 consisted of the following:

                                                                      June 30,
                                                                        2004
                                                                  -------------
         Machinery and equipment                                  $      90,016
         Automobiles                                                     30,779
         Office equipment                                                23,159
                                                                  -------------
                                                                        143,954
         Less accumulated depreciation and amortization                 (93,668)
                                                                  -------------
                                                                  $      50,286
                                                                  =============
NOTE 5 - NOTES PAYABLE

The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18% that mature from 2004 to 2007. During the six months ended June 30, 2004, the Company converted accounts payable in the amount of $118,096 into notes payable.

NOTE 6 - RECEIVABLE FINANCING

On October 23, 2003, the Company entered into a one year agreement with Commerce Funding Corporation for the financing of its receivables. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. On February 10, 2004, the Company entered into an agreement for the financing of its purchase orders with MFR Funding Group, LLC. The amounts due under these financing agreements at June 30, 2004 was $134,570.

NOTE 7 - STOCKHOLDERS' EQUITY

On May 27, 2004, the Company entered into a series of agreements that provided for the following:

Acquisition Consulting Agreement - The Company agreed to pay GCH Capital, Ltd. ("GCH") a success fee in connection with the transaction with Bikini in the form of a non-recourse promissory note, bearing no interest, and due only from the proceeds of the first financing. This amount will be recorded as a liability, if and when, the Company is successful in raising capital through the sale of its common stock. In addition the Company agreed to pay GCH an expense deferral fee of $20,000.

Consulting Agreement - GCH will act as a consultant for the Company for the period of two years. GCH will be paid transaction fees for successfully transactions brought to the Company. In addition to the transaction fees, the Company has agreed to pay GCH's reasonable out of pocket expenses and has granted to GCH a warrant to purchase 1,000,000 shares of the Company common stock for $0.20 per shares. The fair value of these warrants of $19,771 was determined using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 0%, (3) risk free interest of 3.5%

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


and (4) dividend rate of 0%. This fair value of these warrants of $19,771 will be amortized into expense over the two year term of the consulting agreement.

Repurchase Option Agreement -- In connection with the transaction with Bikini, certain stockholders exchanged their shares of preferred membership interests of our two subsidiaries for 11,200,000 shares of our common stock and warrants to purchase 11,363,636 of our common stock at an exercise price of $0.20 per share (we refer to these shares of common stock and warrants as the "Preferred Securities"). These stockholders have given us the right to repurchase certain of these Preferred Securities if we are unable to sell up to 10,000,000 shares of our common stock in a private placement generating proceeds of an aggregate of $2,000,000, and we have agreed to sell such shares upon terms mutually agreed upon at such time, if the stockholders and/or their advisors introduce us to investors willing to purchase such shares in the private placement. If we do not receive at least $2,000,000 in cash proceeds by May 27, 2005, then we will have the right to repurchase a pro-rata portion of the Preferred Securities for $0.001 per share based on the following formula:

Shares of common stock subject to repurchase:
                                    (($2,000,000 - A)/ $2,000,000) X 11,200,000)
Warrants subject to repurchase:    (($2,000,000 - A) / $2,000,000) X 11,363,636)

         Where "A" equals the cash proceeds received by us in connection with the private placement. Accordingly, for example only, if we receive proceeds of $1,500,000 from the private placement of 7,500,000 shares of our common stock by May 27, 2005, then we will have the right to purchase 25% ($500,000 / $2,000,000) of the Preferred Securities. There can be no assurance, however, that any financing will be successful or close, or that we will ultimately receive any cash proceeds.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

In December 2003 the Company filed an Arbitration proceeding against one of its major suppliers, Triumph Components-Arizona, Inc., claiming that the supplier defaulted on its performance on purchase orders. Responding to this proceeding the supplier issued a stop work order and refused to return materials supplied to it by the Company.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On May 19, 2004, the companies settled their disputes, the substantive terms of which are as follows:

      o Triumph returned all materials for jobs which it will not be responsible to complete. Any jobs that it has agreed to complete will be done in a timely manner.

      o Triumph reduced the amount owed to it of approximately $1,463,000 from the Company to $750,000.

The Company recognized a gain on the settlement of this matter of approximately $484,000 after giving effect to attorney fees which were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by the Company to complete these contracts. The costs associated with the takeover of the aforementioned supplier responsibilities by the Company of approximately $180,000 have been provided for and will be netted against the gain to be recognized on the settlement.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2004, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Other Long-Term Liabilities

Other long-term liabilities consist of a provision for parts and materials related to completed contracts.

Guarantor

The Company is one of six guarantors that has guaranteed the debt of an affiliated company. At June 30, 2004, the debt of the affiliate company amounted to $310,767. In addition, the holder of the loan has a security interest in all of Hill's assets.

NOTE 10 - SUBSEQUENT EVENTS

The Company is currently in the process of raising additional capital through a private placement offering of shares of its common stock (See Note 7). The private placement memorandum is offering up to 10,000,000 shares of the Company's common stock for $0.20 per share for an aggregate of up to $2,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE
FORWARD-LOOKING  STATEMENTS  SPECIFIED IN THE  FOLLOWING  INFORMATION  HAVE BEEN
COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

The following discussion and analysis should be read in conjunction with the our financial statements and related footnotes for the year ended December 31, 2003 included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 23, 2004. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

Logistical Support, LLC ("Logistical") is a California limited liability company incorporated on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company incorporated on November 19, 1997. Logistical and Hill are two entities under common control. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock. The warrants have an exercise price of $0.20 and expire on February 28, 2009. Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed, inter alia, to elect Mr. Harry Lebovitz and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. After the closing the members of Logistical and Hill will own approximately 98.8% (before exercise of the warrants) of the outstanding shares of Bikini common stock. Since the member of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

      o Logistical and Hill are deemed to be the purchaser and surviving company for accounting purposes. Accordingly, their net assets are included in the balance sheet at their historical book values and the results of operations of Logistical and Hill have been presented for the comparative prior period;

      o Control of the net assets and business of Bikini was acquired effective May 27, 2004. This transaction has been accounted for as a purchase of the assets and liabilities of Bikini by Logistical and Hill. The historical cost of the net assets acquired was $0.

Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc.

We manufacture and sell military spare parts under government contracts from our manufacturing facility in Chatsworth, California. Our primary customer is the United States Government.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, estimated profits on long-term contracts, revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Contracts costs.  Contract costs are stated at cost plus estimated  profit,  but not in excess of realizable value, less amount billed on the contract. The estimated profits on a contract are based on our historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of our estimated overhead. The actual results could differ significantly from our estimates that these differences could be material to our financial statements. We account for the change in estimate in the period of change so that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimate had been the original estimate.

Revenue Recognition. Sales under long-term government contracts are recorded under the percentage of completion method. Incurred costs and estimated gross margins are recorded as sales as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing our estimates of costs and contract value. Cost estimates include direct and indirect costs such as labor, materials and factory overhead. Contract change orders and claims are included when they can be reliably estimated and realization is probable. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to June 30, 2003.

Our contract sales are principally derived from the manufacturing of military aerospace spare parts under United States government contracts. Our revenue for the three months ended June 30, 2004 increased by $238,844 or 29.1% from $820,997 for the three months ended June 30, 2003 to $1,059,841 for the three months ended June 30, 2004. The increase is due to the commencement of work on new contracts and incurring additional costs on new and existing contacts

Our cost of sales for the three months ended June 30, 2004 increased by $319,130 or 62.5% from $510,282 for the three months ended June 30, 2003 to $829,412 for the three months ended June 30, 2004. The increase is principally due to the increase in sales. Our gross margin for the three months ended June 30, 2004 was 21.7% compared to 37.8% for the three months ended June 30, 2003. The decrease in gross margin for the three months ended June 30, 2004 is a result of a change in estimated profits on existing contracts plus reduced margins on new contracts and a reduction on deliverable items under existing contracts.

General and administrative expenses for the three months ended June 30, 2004 increased by $64,227 or 25.6% from $251,183 for the three months ended June 30, 2003 to $315,410 for the three months ended June 30, 2004. The increase is principally due to an increase in professional fees.

Sales and marketing expenses for the three months ended June 30, 2004 increased by $23,490 or 35.5% from $66,153 for the three months ended June 30, 2003 to $89,643 for the three months ended June 30, 2004. The increase is principally due to the hiring of an additional employee and the retention of an outside consultant to prepare marketing proposals.

On May 19, 2004, we settled our dispute with one of its major suppliers, Triumph Components-Arizona, Inc., whereby Triumph returned all materials for jobs which it will not be responsible to complete and Triumph reduced the amount owed to it of approximately $1,463,000 from us to $750,000. We recognized a gain on the settlement of this matter of $483,775 after giving effect to attorney fees which were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by us to complete these contracts.

Other expense for the three months ended June 30, 2004 increased by $41,857 or 145.7% from $28,723 for the three months ended June 30, 2003 to $70,580 for the three months ended June 30, 2004. The increase is principally due to a provision for settlement with a consignor of inventory.

Provision for income taxes for the three months ended June 30, 2004 increased by $218,000 or 100% from $0 for the three months ended June 30, 2003 to $218,000 for the three months ended June 30, 2004. The tax provision results from us converting from a flow through entity for income tax purposes to a C corporation on May 27, 2004. Accordingly, we recognized a deferred tax liability of $218,000 with a corresponding increase in the deferred provision for income taxes during the three months ended June 30, 2004.

Six months ended June 30, 2004 compared to June 30, 2003.

Our revenue for the six months ended June 30, 2004 increased by $90,926 or 4.3% from $2,129,088 for the six months ended June 30, 2003 to $2,220,014 for the six months ended June 30, 2004. The increase is principally due to the commencement of work on new contracts and incurring additional costs on new and existing contacts.

Our cost of sales for the six months ended June 30, 2004 increased by $259,919 or 16.5% from $1,572,052 for the six months ended June 30, 2003 to $1,831,971 for the six months ended June 30, 2004. The increase is principally due to an increase in sales. Our gross margin for the six months ended June 30, 2004 was 17.5% compared to 26.2% for the six months ended June 30, 2003. The decrease in gross margin for the six months ended June 30, 2004 is a result of a change in estimated profits on existing contracts plus reduced margins on new contracts and a reduction on deliverable items under existing contracts.

General and administrative expenses for the six months ended June 30, 2004 increased by $173,487 or 39.8% from $435,917 for the six months ended June 30, 2003 to $609,404 for the six months ended June 30, 2004. The increase is principally due to higher professional fees.

Sales and marketing expenses for the six months ended June 30, 2004 increased by $68,215 or 72.2% from $94,418 for the six months ended June 30, 2003 to $162,633 for the six months ended June 30, 2004. The increase is principally due to the hiring of an additional employee and the retention of an outside consultant to prepare marketing proposals.

Interest expense for the six months ended June 30, 2004 increased by $4,040 or 80.6% from $5,011 for the six months ended June 30, 2003 to $9,051 for the six months ended June 30, 2004. The increase is principally due to additional notes payable outstanding in 2004 as compared to 2003.

On May 19, 2004, we settled our dispute with one of its major suppliers, Triumph Components-Arizona, Inc., whereby Triumph returned all materials for jobs which it will not be responsible to complete and Triumph reduced the amount owed to it of approximately $1,463,000 from us to $750,000. We recognized a gain on the settlement of this matter of $483,775 after giving effect to attorney fees which were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by us to complete these contracts.

Other expense for the six months ended June 30, 2004 increased by $50,150 or 138.8% from $36,139 for the six months ended June 30, 2003 to $86,289 for the six months ended June 30, 2004. The increase is principally due to a provision for settlement with a consignor of inventory.

Provision for income taxes for the three months ended June 30, 2004 increased by $218,000 or 100% from $0 for the three months ended June 30, 2003 to $218,000 for the three months ended June 30, 2004. The tax provision resulted from us converting from a flow through entity for income tax purposes to a C corporation on May 27, 2004. Accordingly, we recognized a deferred tax liability of $218,000 with a corresponding increase in the deferred provision for income taxes during the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a working capital of $709,790, as compared to $1,064,346 at December 31, 2003. We had cash and cash equivalents of $284,097 at June 30, 2004 as compared to cash and cash equivalents of $690,129 at December

31, 2003. Our current cash on hand plus cash expected to be generated from operation will be sufficient to sustain our current operations for the next twelve months.

During the six months ended June 30, 2004, our operating activities used cash of $457,013 and our financing activities provided cash of $50,981. The cash used in operating activities was principally a result of additional advances to officers/affiliates and loss from operations of $383,994.

On October 23, 2003, we entered into a one year agreement with Commerce Funding Corporation for the financing of our receivables. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At June 30, 2004 the amounts outstanding under this agreement with Commerce was $0. On February 10, 2004, we entered into an agreement for the financing of our purchase orders with MFR Funding Group, LLC. At June 30, 2004 the amounts outstanding under this agreement with MFR was $134,570.

We have recently entered into certain agreements that provided for the following:

Acquisition Consulting Agreement - We agreed to pay GCH Capital. Ltd ("GCH") a success fee in connection with the transaction with Bikini in the form of a non-recourse promissory note, bearing no interest, and due only from the proceeds of the first financing. This amount will be recorded as a liability, if and when, we are successful in raising capital through the sale of our common stock. In addition, we agreed to pay GCH an expense deferral fee of $20,000.


Consulting Agreement - GCH will act as a consultant for the period of two years. GCH will be paid transaction fees for successfully transactions brought to us. In addition to the transaction fees, we have agreed to pay GCH's reasonable out of pocket expenses and have granted to GCH a warrant to purchase 1,000,000 shares of our common stock for $0.20 per shares. This fair value of these warrants of $19,771 will be amortized into expense over the two year term of the consulting agreement.

Repurchase Option Agreement -- In connection with the transaction with Bikini, certain stockholders exchanged their shares of preferred membership interests of our two subsidiaries for 11,200,000 shares of our common stock and warrants to purchase 11,363,636 of our common stock at an exercise price of $0.20 per share (we refer to these shares of common stock and warrants as the "Preferred Securities"). These stockholders have given us the right to repurchase certain of these Preferred Securities if we are unable to sell up to 10,000,000 shares of our common stock in a private placement generating proceeds of an aggregate of $2,000,000, and we have agreed to sell such shares upon terms mutually agreed upon at such time, if the stockholders and/or their advisors introduce us to investors willing to purchase such shares in the private placement. If we do not receive at least $2,000,000 in cash proceeds by May 27, 2005, then we will have the right to repurchase a pro-rata portion of the Preferred Securities for $0.001 per share based on the following formula:

Shares of common stock subject to repurchase:
                                    (($2,000,000 - A)/ $2,000,000) X 11,200,000)
Warrants subject to repurchase:    (($2,000,000 - A) / $2,000,000) X 11,363,636)

                  Where "A" equals the cash proceeds received by us in connection with the private placement. Accordingly, for example only, if we receive proceeds of $1,500,000 from the private placement of 7,500,000 shares of our common stock by May 27, 2005, then we will have the right to purchase 25% ($500,000 / $2,000,000) of the Preferred Securities. There can be no assurance, however, that any financing will be successful or close, or that we will ultimately receive any cash proceeds.

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months.

ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On May 19, 2004, the Company settled its dispute with one of its major suppliers, Triumph Components-Arizona, Inc., whereby Triumph returned all materials for jobs which it will not be responsible to complete and Triumph reduced the amount owed to it of approximately $1,463,000 from the Company to $750,000. The Company recognized a gain on the settlement of this matter of $483,775 after giving effect to attorney fees which were partially contingent and the additional cost of approximately $180,000 incurred by the Company to complete these contracts.

ITEM 2.    CHANGE IN SECURITIES

The Company issued 63,200,000 shares of its common stock in connection with acquisition of Logistical Support, LLC, and Hill Aerospace & Defense, LLC.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

------------------- --------------------------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                                                   EXHIBIT
------------------- --------------------------------------------------------------------------------------------------
       10.1         Stock Exchange Agreement dated as of May 27, 2004 by and among the registrant and the other parties listed therein. (1)
------------------- --------------------------------------------------------------------------------------------------
       10.2         Preferred Stock Repurchase Option and Lockup Agreement dated as of May 27, 2004 by and among
                    Logistical  Support,  LLC, Hill  Aerospace and Defense,  LLC
                    (together, the "LLCs") and the members listed therein (2)
------------------- --------------------------------------------------------------------------------------------------
       10.3         Non-Recourse Promissory Note dated as of May 27, 2004 issued on behalf of the LLCs. (2)
------------------- --------------------------------------------------------------------------------------------------
       10.4         Form of Warrant Agreement. (2)
------------------- --------------------------------------------------------------------------------------------------
       10.5         Form of Warrant Certificate. (2)
------------------- --------------------------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification. (2)
------------------- --------------------------------------------------------------------------------------------------
       32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002. (2)
------------------- --------------------------------------------------------------------------------------------------

   (1)  Previously filed.
   (2)  Filed herewith.

(b) Reports on Form 8-K

On June 1, the Registrant filed a Current Report on Form 8-K announcing that on May 27, 2004, the Registrant entered into a Share Exchange Agreement with the members of Hill Aerospace & Defense, LLC ("HAD")and Logistical Support, LLC ("LS"), two California limited liability companies (together "Hill"), which set forth the terms and conditions of the exchange by the Hill members of their membership interests, representing all of the issued and outstanding membership interests of HAD and LS, in exchange for the issuance by Registrant to the members of an aggregate of 63,200,000 shares of common stock of Registrant and warrants to purchase 20,997,574 shares of common stock, . Pursuant to the Exchange Agreement, Registrant, and the Hill members agreed, inter alia, to elect Mr. Harry Lebovitz and Mr. Bruce Littell (the "Designees") to the board of directors ("Board of Directors") of the Company upon the closing of the Transaction, effective as of that date, at which time, all of the Company's existing directors would resign.

On June 1, the  Registrant  filed a Current  Report on Form 8-K  announcing  the
change  in  control  of  the   Registrant   and  listing  the  new   controlling
stockholders.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LOGISTICAL SUPPORT, INC.



August 25, 2004                  By: /s/ Bruce Littell
                                     ---------------------------------------
                                     Bruce Littell
                                     Co-Chairman and Chief Executive Officer