Form 10QSB
period 2004-09-30
Logistical Support, Inc
filed 2004-11-22
CIK 1158486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-50222
                            (Commission file number)

                            LOGISTICAL SUPPORT, INC.
--------------------------------------------------------------------------------
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

                                 (818) 885-0300
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
             (Former Name, Former Address and Former Fiscal Year, If
                           Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004 - 72,245,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            LOGISTICAL SUPPORT, INC.
                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of September 30, 2004 (unaudited)                       2

           Consolidated Statements of Operations for the
           three and nine months ended September 30, 2004 and 2003 (unaudited)                   3

           Consolidated Statement of Stockholders Equity for the
           Nine months ended September 30, 2004 (unaudited)                                      4

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2004 and 2003 (unaudited)                             5
           Notes to Consolidated Financial Statements (unaudited)                                6

Item 2.    Management's Discussion and Analysis or Plan of Operations                           11

Item 3.    Controls and Procedures                                                              15

PART II.   OTHER INFORMATION                                                                    16

Item 1.    Legal Proceedings                                                                    16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          16

Item 3.    Defaults Upon Senior Securities                                                      16

Item 4.    Submission of Matters to a Vote of Security Holders                                  16

Item 5.    Other Information                                                                    16

Item 6.    Exhibits                                                                             17

SIGNATURES                                                                                      18

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                         SEPTEMBER 30,
                                                                             2004
                                                                         -----------
                                                                         (unaudited)
     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $   532,279
     Other receivable                                                         21,000
     Accounts receivable, net of allowance for doubtful accounts of $0       537,308
     Inventory                                                                56,953
     Contract costs and estimated earnings in excess of billings           2,186,752
     Other current assets                                                      4,165
                                                                         -----------
TOTAL CURRENT ASSETS                                                       3,338,457

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $102,952                                                254,101
                                                                         -----------
TOTAL ASSETS                                                             $ 3,592,558
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $ 1,702,932
     Accrued expenses                                                        399,454
     Deferred tax liability                                                  255,000
     Billings in excess of contract costs and estimated earnings             136,786
     Due to factor                                                           222,364
     Notes payable, current portion                                          106,812
                                                                         -----------
TOTAL CURRENT LIABILITIES                                                  2,823,348

NOTES PAYABLE, net of current portion                                         25,074
OTHER LONG-TERM LIABILITIES                                                  141,201
                                                                         -----------
TOTAL LIABILITIES                                                          2,989,623
                                                                         -----------

COMMITMENT AND CONTINGENCIES

STOCKHOLDER'S EQUITY
     Preferred stock, $0.001 par value; 5,000,000 shares
        authorized; 0 shares issued and outstanding                               --
     Common stock, $0.001 par value; 100,000,000 shares
        authorized; 63,945,000 shares issued and outstanding                  63,945
     Additional paid-in capital                                              213,820
     Stock subscription receivable                                           (20,000)
     Due from officers/affiliates                                           (564,613)
     Retained earnings                                                       909,783
                                                                         -----------
TOTAL STOCKHOLDERS' EQUITY                                                   602,935
                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 3,592,558
                                                                         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  -----------------------------   -----------------------------
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                      2004             2003           2004            2003
                                                  ------------    ------------    ------------    ------------
                                                  (unaudited)      (unaudited)     (unaudited)     (unaudited)
SALES
     Contract sales                               $  1,972,926    $  2,192,872    $  4,172,680    $  4,210,176
     Product sales                                      34,897          27,662          55,157         139,446
                                                  ------------    ------------    ------------    ------------
                                                     2,007,823       2,220,534       4,227,837       4,349,622
                                                  ------------    ------------    ------------    ------------
COST OF SALES
     Contract sales                                  1,410,679       1,769,165       3,242,650       3,341,079
     Product sales                                          --              --              --             138
                                                  ------------    ------------    ------------    ------------
                                                     1,410,679       1,769,165       3,242,650       3,341,217
                                                  ------------    ------------    ------------    ------------
GROSS PROFIT                                           597,144         451,369         985,187       1,008,405
                                                  ------------    ------------    ------------    ------------
OPERATING EXPENSES
     General and administrative expenses               308,901         188,145         918,305         624,062
     Sales and marketing                                75,677          67,237         238,310         161,655
                                                  ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                               384,578         255,382       1,156,615         785,717
                                                  ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                          212,566         195,987        (171,428)        222,688
                                                  ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Other income                                          344          18,014           5,305          33,840
     Interest expense                                   (3,276)         (4,376)        (12,327)         (9,387)
     Gain on Triumph settlement                             --              --         483,775              --
     Other expense                                    (116,038)        (13,450)       (202,327)        (49,589)
                                                  ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                          (118,970)            188         274,426         (25,136)
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         93,596         196,175         102,998         197,552

PROVISION FOR INCOME TAXES                              37,000              --         255,000              --
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                 $     56,596    $    196,175    $   (152,002)   $    197,552
                                                  ============    ============    ============    ============

NET LOSS PER SHARE:
     BASIC AND DILUTED                            $       0.00    $       0.00    $      (0.00)   $       0.00
                                                  ============    ============    ============    ============
     DILUTED                                      $       0.00    $       0.00    $      (0.00)   $       0.00
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                          63,945,000      63,200,000      63,542,591      63,200,000
                                                  ============    ============    ============    ============
     DILUTED                                        63,945,000      63,200,000      63,542,591      63,200,000
                                                  ============    ============    ============    ============
PRO FORMA NET INCOME (LOSS):

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                        196,175         102,998         197,552

PROVISION FOR INCOME TAXES                                              78,470          41,199          79,021
                                                                  ------------    ------------    ------------

NET INCOME (LOSS)                                                 $    117,705    $     61,799    $    118,531
                                                                  ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (unaudited)

                                                                  COMMON STOCK           ADDITIONAL      STOCK         DUE FROM
                                               CAPITAL      -------------------------     PAID-IN     SUBSCRIPTION     OFFICERS/
                                            CONTRIBUTIONS     SHARES        AMOUNT        CAPITAL      RECEIVABLE      AFFILIATES
                                            -------------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2003                   $   254,470             --   $        --   $        --    $        --    $  (282,276)

Issuance of preferred interest in LLCs            20,000             --            --            --        (20,000)            --

Conversion of members' interest for shares
   of common stock                              (274,470)    63,200,000        63,200       211,270             --             --

Shares issued in transaction with
   Bikini Team International, Inc.                    --        745,000           745          (745)            --             --

Advances to officers/affiliates                       --             --            --            --             --       (282,337)

Amortization of fair value of warrants
   issued to consultant                               --             --            --         3,295             --             --

Net loss                                              --             --            --            --             --             --
                                             -----------    -----------   -----------   -----------    -----------    -----------
BALANCE, SEPTEMBER 30, 2004                  $        --     63,945,000   $    63,945   $   213,820    $   (20,000)   $  (564,613)
                                             ===========    ===========   ===========   ===========    ===========    ===========
                                                              TOTAL
                                              RETAINED     STOCKHOLDER'S
                                              EARNINGS        EQUITY
                                             -----------    -----------

BALANCE, DECEMBER 31, 2003                   $ 1,061,785    $ 1,033,979

Issuance of preferred interest in LLCs                --             --

Conversion of members' interest for shares
   of common stock                                    --             --

Shares issued in transaction with
   Bikini Team International, Inc.                    --             --

Advances to officers/affiliates                       --       (282,337)

Amortization of fair value of warrants
   issued to consultant                                           3,295

Net loss                                        (152,002)      (152,002)
                                             -----------    -----------
BALANCE, SEPTEMBER 30, 2004                  $   909,783    $   602,935
                                             ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                            NINE MONTHS ENDED
                                                                      ----------------------------
                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                          2004            2003
                                                                       -----------    -----------
                                                                       (unaudited)    (unaudited)
CASH FLOW FROM (TO) OPERATING ACTIVITIES:
    Net income (loss)                                                  $  (152,002)   $   197,552
    Adjustment to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation expense                                                26,186         29,079
        Gain on Triumph settlement                                        (483,775)            --
        Amortization of fair value of warrants issued to consultants         3,295             --
    Changes in operating assets and liabilities:
      Other receivables                                                      9,000             --
      Accounts receivable                                                 (225,570)      (731,763)
      Inventory                                                            (34,367)
      Due from officers/affiliates                                        (282,337)       554,323
      Contract costs                                                        62,845     (1,139,969)
      Other current assets                                                  38,760             --
      Accounts payable                                                     434,339      1,193,431
      Accrued expenses                                                     247,374        148,017
      Deferred tax liability                                               255,000             --
      Other liabilities                                                     64,531             --
                                                                       -----------    -----------
Net cash provided by (used in) operating activities                        (36,721)       250,670
                                                                       -----------    -----------

CASH FLOW FROM (TO) INVESTING ACTIVITIES:
    Purchase of property and equipment                                    (213,099)            --
                                                                       -----------    -----------
Net cash used in investing activities                                     (213,099)            --
                                                                       -----------    -----------

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
    Proceeds from factoring receivables, net                               222,364             --
    Payments on notes payable                                             (130,394)      (119,846)
                                                                       -----------    -----------
Net cash provided by (used in) financing activities                         91,970       (119,846)
                                                                       -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                      (157,850)       130,824

CASH AND CASH EQUIVALENTS, Beginning of period                             690,129          4,264
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, End of period                               $   532,279    $   135,088
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

    Interest paid                                                      $    12,327    $     9,387
                                                                       ===========    ===========
    Income taxes paid                                                  $        --    $        --
                                                                       ===========    ===========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of notes payable for accounts payable                     $   135,096    $   161,882
                                                                       ===========    ===========
    Issuance of notes payable for property and equipment               $        --    $        --
                                                                       ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited combined financial statements and footnotes for the year ended December 31, 2003 included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 23, 2004. The results of the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Organization

Logistical Support, LLC ("Logistical") is a California limited liability company incorporated on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company incorporated on November 19, 1997. Logistical and Hill are two entities under common control. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock. The warrants have an exercise price of $0.20 and expire on February 28, 2009. Of the warrants issued on that date, warrants to purchase 11,363,937 shares were canceled as of October 15, 2004 (see Note 10). Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed, inter alia, to elect Mr. Harry Lebovitz and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. Immediately after the closing the members of Logistical and Hill owned approximately 98.8% (before exercise of the warrants) of the outstanding shares of Bikini common stock. Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. Logistical and Hill are wholly owned subsidiaries of Logistical Support, Inc.

Stock Options

The Company did not grant any new options and no options were cancelled or exercised during the nine months ended September 30, 2004. As of September 30, 2004, there were zero options outstanding.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the nine months ended September 30, 2004 and 2003.

Income Taxes

No provision for income taxes has been made for federal or state income taxes, prior to the transaction with Bikini on May 27, 2004, as the Company was taxed as a partnership and the taxes were the personal responsibility of the members. As a result of the transaction with Bikini, the Company converted from a flow through entity for income tax purposes to a C corporation. Accordingly, the Company has recognized a deferred tax liability of $218,000 with a corresponding increase in the deferred provision for income taxes during the three months ended June 30, 2004. In addition, during the three months ended September 30, 2004, the Company increased its deferred tax liability by $37,000. The Company has disclosed in the consolidated statement of operations the pro forma income taxes that would have been recognized had the Company been taxed as a C corporation for income tax purposes.


NOTE 2 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 21,997,574 and 0 common equivalent shares outstanding at September 30, 2004 and 2003, respectively. These 21,997,574 warrants are not dilutive at September 30, 2004 since the exercise price of these warrants of $0.20 is equal to the market price of the Company's stock based on the recent private placement. (See Note 10).


NOTE 3 - CONTRACT COSTS

Contract costs at September 30, 2004 consisted of the following:

                                                                   September 30,
                                                                       2004
                                                                   ------------


Contract cost incurred, including estimated profit                 $ 11,582,850
Less: amounts billed                                                 (9,532,884)
                                                                   ------------
                                                                   $  2,049,966
                                                                   ============

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

Contract costs in excess of billings                                $ 2,186,752
Billings in excess of contract costs                                   (136,786)
                                                                    -----------
                                                                    $ 2,049,966
                                                                    ===========

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


During the nine months ended September 30, 2004, there were no significant differences in the Company's estimated profits on contracts as reported in prior year financial statements and the actual results.

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2004 consisted of the following:

                                                               September 30,
                                                                   2004
                                                            ------------------
   Machinery and equipment                                  $           90,016
   Test equipment                                                      212,664
   Automobiles                                                          30,779
   Office equipment                                                     23,594
                                                            ------------------
                                                                       357,053
   Less accumulated depreciation and amortization                     (102,952)
                                                            ------------------
                                                            $          254,101
                                                            ==================
NOTE 5 - NOTES PAYABLE

The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18% that mature from 2004 to 2007. During the nine months ended September 30, 2004, the Company converted accounts payable in the amount of $135,096 into notes payable.

NOTE 6 - RECEIVABLE FINANCING

On October 23, 2003, the Company entered into a one year agreement with Commerce Funding Corporation for the financing of its receivables. The agreement was automatically renewed for another year until October 23, 2005. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. On February 10, 2004, the Company entered into an agreement for the financing of its purchase orders with MFR Funding Group, LLC. The amount due under these financing agreements at September 30, 2004 was $222,364. The agreement with MFR was terminated on September 30, 2004 upon the completion of certain contracts.


NOTE 7 - STOCKHOLDERS' EQUITY

On May 27, 2004, the Company entered into a series of agreements with GCH Capital Ltd ("GCH") that were cancelled on October 15, 2004. (See Note 10).


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

On May 19, 2004, the companies settled their disputes, the substantive terms of which are as follows:

      o Triumph returned all materials for jobs that it will not be responsible to complete. Any jobs that it has agreed to complete will be done in a timely manner.

      o Triumph reduced the amount owed to it of approximately $1,463,000 from the Company to $750,000.

The Company recognized a gain on the settlement of this matter of approximately $484,000 after giving effect to attorney fees that were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by the Company to complete these contracts. The costs associated with the takeover of the aforementioned supplier responsibilities by the Company of approximately $180,000 have been provided for and will be netted against the gain to be recognized on the settlement.

Per the settlement agreement, Triumph agreed to return certain material and deliver certain number of goods to the Company. However, not all the materials were returned and certain parts delivered by Triumph were rejected for quality reasons. In order to fulfill its contractual obligation with the U.S. Government, the Company was required to procure additional material. The cost of such material was approximately $123,000. The settlement agreement allowed the Company to be reimbursed for its costs for completing any Triumph contracts. When making its payments to Triumph, the Company offset its payables to Triumph with the material re-procurement costs. These issues may need to be resolved through arbitration. The Company currently owes Triumph $600,000 under the settlement agreement and will seek to adequately resolve these matters with Triumph before paying the amount in full.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2004, management believes that the Company is not a party to any action that would have a material impact on its financial condition, operations, or cash flows.

Other Long-Term Liabilities

Other long-term liabilities consist of a provision for parts and materials related to completed contracts.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Guarantor

The Company is one of nine guarantors that has guaranteed the debt of an affiliated company. At September 30, 2004, the debt of the affiliate company amounted to $310,767. In addition, the holder of the loan has a security interest in all of Hill's assets.

NOTE 10 - SUBSEQUENT EVENTS

On September 29, 2004, the Company executed a Securities Purchase Agreement in which it agreed to sell 10,000,000 shares of its common stock to select institutional accredited investors at $0.20 per share for $2,000,000. On October 1, 2004, the Company closed such financing transaction.

Hunter World Markets ("HWM"), acted as the Company's exclusive placement agent and financial advisor. In consideration for HWM's services, HWM received a fee of $290,000. In addition, HWM received 3,000,000 shares of common stock and received a five-year warrant to purchase 8,000,000 shares of the Company's common stock with an exercise price of $0.25 per share. Richardson & Patel LLP, the Company's legal counsel, also received a fee of $130,000 and 500,000 shares of Company's common stock for services in connection with this transaction.

The Company has agreed to file a registration statement to register the Shares within 45 days of the Closing Date and cause, or use its best efforts to cause the registration statement to be declared effective within 90 days of the filing date under a registration rights agreement between the Company and the investors. The terms of the Registration Rights Agreement provide for the payment of 1.5% of the paid purchase price of the securities for each month that the Company fails to (a) file a registration statement or (b) cause the registration statement to be declared effective within the required time periods. If such failures continue thereafter, the Company shall pay the investors a payment equal to 1.5% of the invested amount per thirty (30) day period or part thereof in stock or cash. In the event the Company's closing stock price is less than $0.30 for 20 consecutive trading days, within the nine month period following the effective date of the registration statement, the Company shall make a one-time issuance of an additional 5,000,000 shares of the Company's common stock to the investors for no additional consideration. The Company filed the required registration statement on November 15, 2004.

On October 15, 2004, the Company entered into a general release and settlement agreement with GCH and its investors (the "Shareholders") whereby the Company and the Shareholders agreed to cancel all warrants, warrant agreements, promissory notes, consulting agreements and/or any other contractual relationships between the Company and the Shareholders. Of the 11,200,000 shares of common stock owned by the Shareholders, the Company and the Shareholders agreed to cancel 5,200,000 of the shares and the Shareholders agreed to pay the Company $450,000 for the remaining 6,000,000 shares. The agreement also canceled certain warrants held by the Shareholders that provided for the purchase in the aggregate of up to 12,363,937 shares of the Company's common stock.

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

OVERVIEW

Logistical Support, LLC ("Logistical") is a California limited liability company incorporated on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company incorporated on November 19, 1997. Logistical and Hill are two entities under common control. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock. The warrants have an exercise price of $0.20 and expire on February 28, 2009. Of the warrants issued on that date, warrants to purchase 11,363,937 shares were canceled as of October 15, 2004 . Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed, inter alia, to elect Mr. Harry Lebovitz and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. Immediately after the closing the members of Logistical and Hill owned approximately 98.8% (before exercise of the warrants) of the outstanding shares of Bikini common stock. Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. Logistical and Hill are wholly owned subsidiaries of Logistical Support, Inc.

We manufacture and sell military parts under government contracts from our manufacturing facility in Chatsworth, California. Our primary customer is the United States Government.


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

RESULTS OF OPERATIONS

Three months ended September 30, 2004 compared to September 30, 2003.

Our contract sales are principally derived from the manufacturing of military aerospace spare parts under United States government contracts. Our revenue from contract sales for the three months ended September 30, 2004 decreased by $219,946 or 10.0% from $2,192,872 for the three months ended September 30, 2003 to $1,972,926 for the three months ended September 30, 2004. The decrease is due to the decrease in the percentage of contracts being completed within the quarter.

Our cost of sales for the three months ended September 30, 2004 decreased by $358,486 or 20.3% from $1,769,165 for the three months ended September 30, 2003 to $1,410,679 for the three months ended September 30, 2004. The decrease is principally due to the capitalization of the costs for inventory and test equipment to fixed assets. Our gross margin for the three months ended September 30, 2004 was 29.7% compared to 20.3% for the three months ended September 30, 2003. The increase in gross margin for the three months ended September 30, 2004 is a result of the capitalization of the costs for inventory and test equipment to fixed assets, as well as revision of profits estimates on certain contracts.

General and administrative expenses for the three months ended September 30, 2004 increased by $120,756 or 64.2% from $188,145 for the three months ended September 30, 2003 to $308,901 for the three months ended September 30, 2004. The increase is principally due to an increase in professional fees as a result of us being a public company.

Sales and marketing expenses for the three months ended September 30, 2004 increased by $8,440 or 12.6% from $67,237 for the three months ended September 30, 2003 to $75,677 for the three months ended September 30, 2004. The increase is principally due to the hiring of an additional employee and the retention of an outside consultant to prepare marketing proposals.

Other income for the three months ended September 30, 2004 decreased by $17,670 or 98.1% from $18,014 for the three months ended September 30, 2003 to $344 for the three months ended September 30, 2004. The decrease is principally due to a decrease in notes payables discounts.

Interest expense for the three months ended September 30, 2004 decreased by $1,100 or 25.1% from $4,376 for the three months ended September 30, 2003 to $3,276 for the three months ended September 30, 2004. The decrease is principally due to notes payable outstanding in 2004 as compared to 2003.

Other expense for the three months ended September 30, 2004 increased by $102,588 or 763% from $13,450 for the three months ended September 30, 2003 to $116,038 for the three months ended September 30, 2004. The increase is principally due to commissions paid to the MFR Group for purchase order financing, and appraisal costs for leasing a new building and equipment.

Provision for income taxes for the three months ended September 30, 2004 increased by $37,000 or 100% from $0 for the three months ended September 30, 2003 to $37,000 for the three months ended September 30, 2004. The tax provision resulted from us converting from a flow through entity for income tax purposes to a C corporation on May 27, 2004.

Nine months ended September 30, 2004 compared to September 30, 2003.

Our revenue for the nine months ended September 30, 2004 decreased by $121,785 or 2.8% from $4,349,622 for the nine months ended September 30, 2003 to $4,227,837 for the nine months ended September 30, 2004. The decrease is principally due to the decrease in the percentage of contracts being completed during the nine months.

Our cost of sales for the nine months ended September 30, 2004 decreased by $98,567 or 3.0% from $3,341,217 for the nine months ended September 30, 2003 to $3,242,650 for the nine months ended September 30, 2004. Our gross margin for the nine months ended September 30, 2004 was 23.3% compared to 23.2% for the nine months ended September 30, 2003. There has been no significant change in our gross margin.

General and administrative expenses for the nine months ended September 30, 2004 increased by $294,243 or 47.1% from $624,062 for the nine months ended September 30, 2003 to $918,305 for the nine months ended September 30, 2004. The increase is principally due to higher professional fees due to us being a public company.

Sales and marketing expenses for the nine months ended September 30, 2004 increased by $76,655 or 47.4% from $161,655 for the nine months ended September 30, 2003 to $238,310 for the nine months ended September 30, 2004. The increase is principally due to the hiring of an additional employee and the retention of an outside consultant to prepare marketing proposals.

Other income for the nine months ended September 30, 2004 decreased by $28,535 or 84.3% from $33,840 for the nine months ended September 30, 2003 to $5,305 for the nine months ended September 30, 2004. The decrease is principally due to the reduction of notes payable discounts.

Interest expense for the nine months ended September 30, 2004 increased by $2,940 or 31.3% from $9,387 for the nine months ended September 30, 2003 to $12,327 for the nine months ended September 30, 2004. The increase is principally due to additional notes payable outstanding in 2004 as compared to 2003.

On May 19, 2004, we settled our dispute with one of its major suppliers, Triumph Components-Arizona, Inc., whereby Triumph returned all materials for jobs which it will not be responsible to complete and Triumph reduced the amount owed to it of approximately $1,463,000 from us to $750,000. We recognized a gain on the settlement of this matter of $483,775 after giving effect to attorney fees that were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by us to complete these contracts.

Other expense for the nine months ended September 30, 2004 increased by $152,738 or 308% from $49,589 for the nine months ended September 30, 2003 to $202,327 for the nine months ended September 30, 2004. The increase is principally due to commissions paid to the MFR Group for purchase order financing, and appraisal costs for leasing a new building and equipment.

Provision for income taxes for the nine months ended September 30, 2004 increased by $255,000 or 100% from $0 for the nine months ended September 30, 2003 to $255,000 for the nine months ended September 30, 2004. The tax provision resulted from us converting from a flow through entity for income tax purposes to a C corporation on May 27, 2004. Accordingly, we recognized a deferred tax liability of $218,000 with a corresponding increase in the deferred provision for income taxes during the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had a working capital of $515,109, as compared to $1,064,346 at December 31, 2003. We had cash and cash equivalents of $532,279 at September 30, 2004 as compared to cash and cash equivalents of $690,129 at December 31, 2003. Our current cash on hand plus cash expected to be generated from operation will be sufficient to sustain our current operations for the next twelve months.

During the nine months ended September 30, 2004, our operating activities and our investing activities used cash of $36,721 and $213,099, and our financing activities provided cash of $91,970. The cash used in investing activities was principally a result of the purchase of testing equipment need to fulfill our contracts.

On October 23, 2003, we entered into a one year agreement with Commerce Funding Corporation for the financing of our receivables. The agreement was automatically renewed for another year. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At September 30, 2004 the amounts outstanding under this agreement with Commerce was $222,364. On February 10, 2004, we entered into an agreement for the financing of our purchase orders with MFR Funding Group, LLC. At September 30, 2004 the amounts outstanding under this agreement with MFR was $0. The agreement with MFR was terminated on September 30, 2004 upon the completion of certain contracts.

On May 27, 2004, we entered into the following agreements with GCH Capital. Ltd ("GCH"): an Acquisition Consulting Agreement; a Consulting Agreement and a Repurchase Option Agreement. On October 15, 2004, we entered into a general release and settlement agreement with GCH and its investors (the "Shareholders") whereby the Shareholders and we agreed to cancel all warrants, warrant agreements, promissory notes, consulting agreements and/or any other contractual relationships between the Shareholders and us including the Acquisition Consulting Agreement, the Consulting Agreement and the Repurchase Option Agreement. Of the 11,200,000 shares of common stock owned by the Shareholders, 5,200,000 of the shares were canceled and the Shareholders agreed to pay us $450,000 for the remaining 6,000,000 shares. The agreement also canceled certain warrants held by the Shareholders that provided for the purchase in the aggregate of up to 12,363,937 shares of the Company's common stock.

On September 29, 2004, we executed a Securities Purchase Agreement in which we agreed to sell 10,000,000 shares of our common stock to select institutional accredited investors at $0.20 per share for $2,000,000. On October 1, 2004, we closed this financing transaction.

Hunter World Markets ("HWM"), acted as our exclusive placement agent and financial advisor. In consideration for HWM's services, HWM will receive a fee of $290,000. In addition, HWM received 3,000,000 shares of common stock and received a five-year warrant to purchase 8,000,000 shares of the Company's common stock with an exercise price of $0.25 per share. Richardson & Patel LLP, our legal counsel, also received a fee of $130,000 and 500,000 shares of our common stock for services in connection with this transaction.

We agreed to file a registration statement to register the shares within 45 days of the closing date and cause, or use our best efforts to cause the registration statement to be declared effective within 90 days of the filing date under a registration rights agreement between the investors and us. The terms of the registration rights agreement provide for the payment of 1.5% of the paid purchase price of the securities for each month that we fail to (a) file a registration statement or (b) cause the registration statement to be declared effective within the required time periods. If such failures continue thereafter, we shall pay the investors a payment equal to 1.5% of the invested amount per thirty (30) day period or part thereof in stock or cash. In the event our closing stock price is less than $0.30 for 20 consecutive trading days, within the nine month period following the effective date of the registration statement, we shall make a one-time issuance of an additional 5,000,000 shares of common stock to the investors for no additional consideration. We filed the required registration statement on November 15, 2004.

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


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no changes since the filing of our last report.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless noted otherwise, we have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act during the three months ended September 30, 2004. Unless noted otherwise, The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as
(1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c). Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

On September 29, 2004, we executed a Securities Purchase Agreement. Under the terms of the Agreement we sold 10,000,000 shares of our common stock to select institutional accredited investors at $0.20 per share for $2,000,000. Hunter World Markets ("HWM"), acted as our exclusive placement agent and financial advisor. In consideration for HWM's services, HWM received 3,000,000 shares of common stock and a five-year warrant to purchase 8,000,000 shares of our common stock at an exercise price of $0.25 per share. Richardson & Patel LLP, our legal counsel, received 500,000 shares of our common stock for services in connection with this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

3.1   Articles of Incorporation, as Amended and filed in the state of Utah (1)

3.2   Bylaws of the Registrant (5)

4.1   Form of Warrant Agreement (2)

4.2   Form of Warrant Certificate (2)

4.3   Registration Rights Agreement dated September 29, 2004 (3)

4.4   Form of Warrant issued to Hunter World Markets, Inc. (3)

10.1 Stock Exchange Agreement dated as of May 27, 2004 by and among the Registrant and the other parties listed therein (1)

10.2  Securities Purchase Agreement dated September 29, 2004 (3)

10.3  Form of Lock Up Agreement (3)

10.4  Settlement Agreement with GCH dated October 15, 2004 (4)

10.5  Agreement with Commerce Funding Corporation dated October 23, 2003 (6)

10.6  Settlement Agreement with Triumph-Arizona, Inc. (6)

21.1  Subsidiaries (6)

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 27, 2004 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 29, 2004 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 8, 2004 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form 10-SB Registration Statement on March 27, 2003 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 filed with the Commission on November 15, 2004 and incorporated herein by reference.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LOGISTICAL SUPPORT, INC.




November 22, 2004              By: /s/ Bruce Littell
                                   ---------------------------------------
                                   Bruce Littell
                                   Co-Chairman and Chief Executive Officer