Form 10KSB
period 2004-12-31
Logistical Support, Inc
filed 2005-04-15
CIK 1158486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the Fiscal Year Ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                             Commission File Number

                            LOGISTICAL SUPPORT, INC.
                            -------------------------
                 (Name of Small Business Issuer in its charter)

               Utah                                   41-2029935
  --------------------------------             -------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
  of incorporation or organization)


                              19734 Dearborn Street
                          Chatsworth, California 91311
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  (818) 885-03033

Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which each is registered
     -------------------      -------------------------------------------------
            None                                 None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Issuer's revenues for the fiscal year ended December 31, 2004 were $5,669,114.

      The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of April 1, 2005, was 72,245,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 1, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $13,041,001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transition Small Business Disclosure Format:   Yes |_|    No |X|

                                TABLE OF CONTENTS

                                                                           Page

PART I

         ITEM 1.      BUSINESS................................................ 4
         ITEM 2.      DESCRIPTION OF PROPERTY.................................22
         ITEM 3.      LEGAL PROCEEDINGS.......................................22
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS........................................23

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.............................23
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS....................26
         ITEM 7.      FINANCIAL STATEMENTS...................................F-1
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..................31
         ITEM 8A.     DISCLOSURE CONTROLS AND PROCEDURES......................32
         ITEM 8B      OTHER INFORMATION.......................................33

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT.......................33
         ITEM 10.     EXECUTIVE COMPENSATION..................................35
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...................................36
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........38
         ITEM 13.     EXHIBITS................................................38
         ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES..................40

SIGNATURES


                    Note Regarding Forward Looking Statements

In this Annual Report on Form 10-KSB we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward looking statement you should be mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors.

Forward looking statements may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this Annual Report as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this Report to reflect new events or circumstances unless and to the extent required by applicable law.

PART I

ITEM 1.  BUSINESS

Background

Logistical Support, Inc., formerly known as "Bikini Team International, Inc." is a Utah corporation incorporated on May 2, 2001. The business of Bikini Team International, Inc. consisted primarily of promotional activities featuring women dressed in bikinis for a nationally recognized beer company. On May 27, 2004, Bikini Team International, Inc. entered into a share exchange agreement (the "Exchange Agreement") with the members of Hill Aerospace & Defense, LLC ("HAD"), a California limited liability company formed November 19, 1997, and Logistical Support, LLC ("LS"), a California limited liability company formed January 29, 1997 (together "Hill"). The Exchange Agreement set forth the terms and conditions of an exchange by the Hill members of their membership interests, representing all of the issued and outstanding membership interests of HAD and LS, in exchange for the issuance by Bikini Team International, Inc. to the members of an aggregate of 63,200,000 shares of common stock, par value $0.001 per share (the "BT Common Stock") and warrants to purchase 20,997,574 shares of common stock (the "Transaction"). Pursuant to the Exchange Agreement, Bikini International, Inc., and the Hill members agreed to elect Mr. Harry Lebovitz and Mr. Bruce Littell to the board of directors of the company upon the closing of the Transaction (the "Closing"), at which time, all of the company's existing directors resigned. At the time of the Exchange Agreement, Bikini Team International, Inc. had no operations.

The Closing occurred on May 27, 2004, as a result of which (i) HAD and LS each became a wholly-owned subsidiary of the company, (ii) the Hill members received an aggregate of 63,200,000 shares of BT Common Stock and warrants to purchase 20,997,574 shares of BT Common Stock, (iii) the existing directors of the company resigned and Mr. Lebovitz and Mr. Littell became the sole members of the board of directors of the company, (iv) the existing shareholders cancelled all shares of Series A Preferred Stock of the company and 580,000 shares of BT Common Stock, and (v) the existing shareholders sold an aggregate of 145,800 shares of BT Common Stock to certain parties to the Exchange Agreement at $0.50 per share. The Hill members held approximately 98.8% of the outstanding common stock of the company immediately following the Closing. For accounting purposes, HAD and LS are considered the surviving entities. Their financial statements are discussed under "Managements Discussion and Analysis of Results of Operations" and the Financial Statements included elsewhere in this Report.

Effective as of the Closing, our company's sole line of business became that of HAD and LS. On June 2, 2004, we amended our articles of incorporation to change our name to Logistical Support, Inc. Subsequent to the Closing, warrants issued under the Exchange Agreement to purchase 11,363,637 shares of common stock and 5,200,000 issued shares of common stock were canceled as of October 15, 2004.

The company acts as a holding company for our two operating subsidiaries HAD and LS. We have no operations other than the management of the subsidiaries.

Subsidiaries

We have two operating subsidiaries, Hill Aerospace & Defense, LLC ("HAD"), a California limited liability company formed November 19, 1997, and Logistical Support, LLC ("LS"), a California limited liability company formed January 29, 1997. HAD and LS have been government contractors in the aerospace and defense industry since inception, primarily for parts and service of military aircraft and helicopters. On a combined basis, HAD and LS accounted for 100% of our revenues for the year ended December 31, 2004. HAD and LS are each wholly owned by us. HAD and LS are considered the surviving entities of the share exchange agreement discussed above and their historical Financial Statements appear elsewhere in this Report. The assets of HAD are subject to a lien in the amount of $310,767 under a secured co-guaranty agreement made by us in favor of an affiliate company.

BUSINESS OF OUR COMPANY

United States Government Contracts

Our company is a contractor for various United States military divisions in the areas of aerospace and defense. We derive approximately 96% of our revenues from government contracts. Our company contracts to supply replacement parts, upgraded parts and repair and overhaul services to the United States government for a multitude of military aircraft primarily through the Department of Defense ("DOD") and various military acquisition organizations including the U.S. Air Force Logistics Material Command, the U.S. Defense Logistics Agency, the U.S. Navy Logistics Agency and other acquisition, supply and repair centers for the U.S. Air Force, U.S. Navy , and the United States Army Aviation and Missile Command. These contracts concern parts and services for various military aircraft (known as "fixed wing aircraft") including the F-5, the F-16, the F-18, the C-130, and the KC-135 and helicopters (known as "rotary wing aircraft") such as the UH-1, the OH-58, the UH-60 and the CH-47. We also perform repair and overhaul services for various aircraft including the UH-60, the CH-47 and the OH-58. We perform on contracts through a combination of assigning work to subcontractors and producing or finalizing production of parts for delivery in our own facilities with our own engineers and machinists.

Our company contracts to supply aircraft parts and services for the following: turbine engines, landing gear, structural components, hydraulics, mechanical systems and support equipment. Our company only produces parts under specific government contracts and does not produce parts for inventory. Less than 1% of our company's business is derived from selling surplus parts in inventory.

In addition to contracts directly with the United States military, we have performed and may continue to perform as subcontractor with other United States military contractors. However, we do not generate a material portion of our revenues from subcontracting to other aerospace and defense companies. We also provide a limited number of specific parts and services to commercial aircraft including the UH-1 Damper, a part used in helicopters. Our revenues from commercial aircraft parts and repair contracts are not material.

Contract Solicitation and Bids

All of our contracts are sourced through United States government contracting protocols. The military acquisition organizations requiring parts or service for the aircraft they operate periodically publish public solicitations for bids on required parts and service. The solicitations identify groups of products or repairs required for the maintenance, upgrade and specified functioning of their aircraft. We review the public solicitations and determine, based on a number of factors, which contracts to bid on. The entire solicitation, bid and fulfillment process for government contracts is governed by the United States code of federal regulations and specifically, the Federal Acquisitions Regulations, or "FAR." The United States government and the parties it contracts with must comply with FAR in all aspects of the government contracting industry. As part of our business, we review the bids published by the United States government and then determine which bids we will pursue.

In order to submit a bid, all bidding entities must have a "CAGE" code, which means the entity has registered with the Central Contractor Registration

Website, and depending on whether the solicitation includes data that is restricted from public access for security purposes, the entity must also have a Military Criticality Technical Data Agreement. We have both of these required items and can bid on contracts which require these items. As part of the contract solicitation and bid protocol, we must establish that we are a qualified contractor for the specific types of parts or services in the solicitation. With respect to every contract bid we submit, we must present substantiation to the soliciting agency of our qualifications. Such substantiation includes evidence of our capability to perform the contract in terms of personnel and materials, evidence that our company has previously and successfully performed similar contracts and produced similar products, and other matters, including our company's overall financial condition. Including this information in the bid provides the soliciting agency with the ability to determine if our company is qualified to bid on a specific type of contract. Our company seeks to bid on "flight critical" contracts, which are contracts for parts that are critical to the flight of aircraft. Our company has in the past successfully substantiated its qualification to the United States government to perform flight critical contracts. Our company seeks to bid on these types of contracts since they are generally of a higher dollar value and generate higher profits for the company.

In preparing a bid, our company's engineers must work within the design specifications for the product that is the subject of the solicitation, as well as general military and DOD product guidelines to develop the manufacturing process from start to finish. The engineers must also determine the quantity and identity of materials, subparts and subcontractors to best meet the production. This step of the preparation of the bid is critical, since it determines many of the cost and timing considerations of performing the contract including the subparts, assemblies and materials required to fulfill the contract, as well as the required subcontracting for production. Ultimately, this step in the process will determine if the contract can be successfully performed, at what cost, and at what projected rate of profit to our company. If our company does not correctly assess the engineering and production for the contract we have bid on, but is nonetheless the successful bidder, we may face losses or increased costs if we must later modify our production to meet delivery specifications for the product.

As part of preparing our bid, our company must also consider the potential bids of our competitors. We must consider the relative costs of performing the same contract by any of our competitors who are likely to bid on the contract. Our company can publicly access the successful bids for the same or similar contracts performed by our competitors on prior contracts. Our company uses this information to help it determine whether its bid can be adjusted to be more competitive either in terms of pricing or timing. Finally, we must also consider the amount of working capital required to perform the contract and our projected cash flow over the period of performance, as well as other contracts in process.

Our company then prepares and submits a bid that includes a complete cost estimate for materials, labor hours and delivery specifications. After submission of the bid, we may not be informed of the status of the bid for weeks or months. The soliciting organization may periodically ask us to update or refresh our bid, if a substantial period of time is elapsed before the contract is awarded. The cycle of time in the bid and award process can be many months and may at times exceed a year.

Bid Selection Criteria

In selecting the winning bid and awarding the contract, the government looks at a group of factors including qualification of the contractor to bid on the type of contract under consideration, identification of subcontractors and suppliers, overall price, delivery and history of performance on similar contracts by that company and the proposed subcontractors. The government also has the right to perform a review of bidders and the proposed subcontractors. Such a review, or survey, can include inspection of that company's overall financial condition, other contracts in process, history of contract performance and any other matters which the government deems relevant to assessing that company's qualifications, ability to perform on the contract as bid and likelihood of delivering acceptable parts or services in compliance with specifications. The government may perform the same review and survey of the subcontractors and suppliers selected by the bidding company. The government will also determine if the bidding company and the selected subcontractor is certified under certain quality assurance production systems required by the United States Military, discussed below. Our company currently maintains all such required certifications. We and our sub-contractors are routinely subject to review and quality audits by the United States government.

Commencement of Work and Acceptance

Contracts for Parts and Contracts for Overhaul

Our company commences fulfillment of the contract upon the acceptance of the contract, with any modifications or deviations the soliciting agency may request. The contract may provide for progress payments upon receipt of materials and services while the contract is continuing. In the alternative, we may not receive any payments until the contract is finished and all the products are accepted by the acquiring organization. Whether the products are delivered periodically, or upon final completion, each product we produce must meet the specifications of the acquiring organization, known as the "contractor inspector requirements," for us to be paid. Any further expenditure on our company's part to make the products compliant is a cost the company cannot recoup under the contract.

Our company must bear the financial burden of performing on the contract and accordingly our cash flow needs can be significant if it is performing on a multiple number of contracts that will not reach completion or be eligible for progress payments in the near future. Our company may not receive progress payments for milestones that are not timely completed. The company does not have a purchase order line of credit or other debt facility to fund its work in progress. The company does maintain an accounts receivable working capital line of credit in the amount of $1,000,000 with Commerce Funding Corporation, which our company uses to advance the amount due under the contract after the product has been formally accepted. Upon acceptance, the government generally pays in full within thirty days. Accordingly, sufficient available capital is critical to our company's current operations and growth.

In addition, acceptance by the government of finished products can be delayed and more complicated when it is the first time a company is delivering a specific part, known as a "first article." The first time a contractor delivers a part it has either never manufactured before, or has not manufactured with the previous three years, the government has more detailed and involved method of inspection and review. The rate of rejection by the government on "first articles" is higher than on other contracts. In selecting contracts to bid on, our company seeks contracts for parts it is qualified to produce.

Contracts for Repair and Overhaul

Contracts for "repair and overhaul" services are performed on a fixed price basis. Accordingly, our company must estimate its costs and bid at a fixed price. If we underestimate the extent of the repairs, we must absorb that price difference to complete the repairs. However, if the repairs are more extensive than originally represented by the government, we can renegotiate the contract price. Our company must carefully analyze the potential costs of the repair and must rely on our prior experience performing that or similar repair and overhaul contracts to determine the potential costs and financial return on performing the repair contract. Our company performs repair and overhaul contracts at its facilities in Chatsworth, California.

Historically, approximately 70% of our government contracts is for parts, and 30% is for repair and overhaul services. Our company has performed on contracts with a dollar value as large as $4,600,000. Currently, our company has 16 contracts with a dollar value above $150,000.We bid on contracts that range in dollar value from $150,000 to $2,000,000. During the year 2004 to date, approximately 30% of our bids were for contracts that are valued between $100,000 and $250,000; approximately 20% or our bids were for contracts that are valued between $250,000 and $450,000; and approximately 17% of our bids were for contracts that are valued at over $1,500,000. The average value of our bids in 2004 was $936,009, and the median value of our bids in 2004 was $279,795.

Project Management

Our company must carefully manage our subcontractors in order to successfully perform on our contracts. Much of our company's actual work under government contract is performed by the company's subcontractors. We must also monitor the delivery of materials or subparts from third parties. Our company routinely has multiple contracts in process and must be able to manage multiple subcontractors and suppliers to efficiently and timely perform on our contracts. We must successfully manage each contract and all of the subcontractors and suppliers if the contract is to be performed on time and within the specifications of the bid. If there are delays or deviations in materials or process, the products may ultimately be rejected by the acquiring organization and we may not be paid the progress payments we request, or upon final completion of the contract. In addition, delays or problems with product compliance can result in increased costs to our company, which we must bear. Also, delays in performance of a contract can impact our ability to be awarded the same or similar contracts in the future, as we may develop a history of late delivery or unsatisfactory performance. If we were to develop a history of late delivery, the government could consider that factor in determining whether to award future contracts to us.

We have several important criteria we use in selecting our subcontractors. In some cases, the government can dictate which subcontractors we must use and in such case, we must contract with that entity. We also seek to utilize subcontractors which are geographically situated within reasonable travel distance to our offices so that we can make frequent site visits to monitor work in process. We must also select subcontractors based on their experience in producing the types of parts or sub-parts which are the subject matter of the primary government contract we are bidding on. Their relative experience indicates to us their likely ability to successfully perform on the subcontract. We must also be certain that the subcontractors we select have any certifications or other quality assurances required by the United States government for the specific parts or services to be produced. We review subcontractor qualifications on a case-by-case basis as we prepare our contract bids.

Accordingly, we must carefully select our subcontractors and suppliers (where the contract does not require that specific parties be used) and develop and maintain cooperative working relationships with our subcontractors and suppliers. Our company believes that it has developed and enjoys cooperative working relationships with the subcontractors and suppliers we now regularly work with. Our company believes that its general reputation among the suppliers and subcontractors it works with is good. In the history of our operations, the company has had periodic disputes with its subcontractors. One such dispute with Triumph Components-Arizona, Inc., was settled, but is again in litigation, described elsewhere in this Report. Our company believes that this dispute may have had, and may continue to have, a negative impact on our relationship with the United States government since the company may not deliver products on a timely basis under contracts for which Triumph was then and is now acting as a subcontractor.

Certifications and Qualifications

Our company has been granted a "Quality System Certification" by the United States military. This certification, known as the MIL-I-45208A, was granted to us after the United States conducted an audit of our facilities and contract fulfillment process and determined that we are in compliance with the military's specifications for quality production of the types of parts we supply to the United States military. Specifically, we are compliant with the military's production quality specifications with regard to aircraft parts and repair service. This certification is recognized and accepted by all of the United States government agencies that we regularly contract with. The United States military has the right to periodically review our company's (and its subcontractors') manufacturing processes to determine if our company remains in compliance with the military's quality standards under this certification. Our company could not continue performance on any contract in respect of which the United States has determined that we have deviated from the prescribed standards. If that were to happen, the work on that contract would cease immediately. The United States would also have the right to revoke the certification in general, which means that all work in progress would cease. Maintaining this certification is critical to our company's ability to be awarded new contracts and complete work in progress.

Our company is also certified by the Federal Aviation Administration to operate a commercial aircraft repair station. This certification permits our company to produce parts or perform repair and service on commercial aircraft. The FAA certification must be applied for and renewed every two years. The failure of our company to apply for or receive this certification would not be materially adverse to the company currently, since an immaterial portion of our revenues are derived from the manufacture of parts for, or the performance of repairs on, commercial aircraft.

Competition

We face intense competition. Our competitors include small and medium sized companies, as well as large, internationally known aerospace companies, such as Lockheed Martin, General Electric and Honeywell. One advantage that large competitors have is their financial resources, which allow them to fund multiple, large contracts without draining their cash flow and working capital. Also, large competitors can likely qualify to bid for a broader range of contracts, or even for "sole source" contracts where such competitors may be the sole source of parts, intellectual property, or design rights required for the manufacture of specific parts, since they were the original equipment manufacturer of the aircraft or aircraft parts that are the subject of the bid.

The identity of our competitors on any specific contract will vary according to the type of contractor the bid is open to, in addition to the type of part or service that is the subject of the bid. The United States may open bids to certain categories of bidders. Those categories include small businesses and entities that are pre-qualified for certain types of contracts. The United State can also open the bid to everyone, meaning there are no specific requirements to be a bidder (other than the customary requisite certifications).

We prefer to bid on contracts where we anticipate fewer competitors, such as contracts set aside for small business and contracts where there are potentially fewer contractors who can establish their qualification to bid, such as flight critical contracts. For all military contract purposes, our company meets the United States definition of a small business.

The United States also opens bids to "sole sources" which to date, has never included our company and which generally pertain only to the very largest defense and aerospace contractors in the country, usually the original equipment manufacturer of the aircraft or parts concerned. Accordingly, our competition on any specific bid will depend in part on the population of contractors permitted to submit a bid, as set out in the solicitation.

Our competition on specific bids is also dependent on the category of parts that are the subject of the bid. For example, if the bid is for hydraulics, the company can anticipate who the likely competitors will be. The same is true for all categories of parts the company may bid on. Accordingly, our company competes with a myriad of contractors, the identity of which is dependent on the specific type of contract the company is bidding on.

Strategy

Our company's strategy is to bid competitively on contracts that offer the highest potential profit including contracts for flight critical parts and services, in categories of parts and services where we can be qualified as a bidder and have a history of successful performance. Our company also seeks to partner with other defense contractors on bids where our company alone cannot qualify. Our company believes that for it to remain competitive it must also pursue a plan for growth, which would include raising additional capital to fund expansion of our facilities and personnel, and possibly acquiring other United States military government contractors in aerospace and defense. We will seek to grow by acquisition in order to acquire the additional qualifications and experience that will enable us to bid more competitively and on a broader range of contracts and products.

Current Business Activities

We currently have 126 bids outstanding and under consideration by the United States government. The aggregate value of those bids is approximately $90,955,501. During the year 2004, we submitted approximately 4 to 6 bids per month, on average. As noted above, bids are sometimes outstanding for weeks and months; however we continue to bid on newly advertised bid solicitations regardless of the number of bids outstanding. On average, our experience in 2004 has been that we are awarded approximately 5% of the bids we submit.

We currently produce parts and subparts for the following primary categories: airborne products including structural assemblies and components, mechanical / electromechanical assemblies, hydraulic assemblies and components, aircraft upgrades and modifications; ground support fixtures for assembly and maintenance, test equipment, technical services, precision machining, and engineering, design and development. We currently serve the following markets sections: aerospace manufacturers and subcontractors, military aircraft, military helicopters and missiles and satellites.

Our current and recent contracts include production of parts and services for various military aircraft including the F-5, the F-16, the F-18, the C-130, and the KC-135 and helicopters such as the UH-60, the OH-58, the UH-60 and the CH-47. We also perform repair and overhaul contracts for various aircraft including the UH-1, the CH-47 and the OH-58.

Licenses, Patents and Trademarks

Our company's business is not reliant up the development, ownership or protection of proprietary intellectual property rights or licenses. Our company does own certain proprietary rights in the form of trade secrets with respect to the UH-1 Damper. Our company developed this part for use in helicopters. Our company's manufacture of this part or our ability to prevent other aircraft repair companies from manufacturing this part is not material to our overall business, or to our revenues.

Product Liability and Warranty

Our company does not carry product liability insurance for any of the products it makes under contract with the United States government. The products made by our company under defense contracts entered into with United States military organizations are inspected and accepted by the purchasing organization prior to delivery and the United States government is solely responsible for any damages arising from the use of such parts after acceptance by it. Because our company faces no liability from the use of its parts or services actually accepted and purchased under government contracts, it does not carry any products liability insurance.

Similarly, our company does not warrant its parts or services on defense contracts entered into with the United States. As noted above, the United States has the opportunity to inspect and test the parts it is acquiring to determine if they comply with the specifications of the contract. If such parts do comply and they are accepted by the purchasing organization, or the purchasing organization waives such compliance, there is no warranty required by our company. Our company does not warrant its repair and overhaul services for the same reasons.

Backlog

As of April 5, 2005 our backlog is $9,494,803. In addition to this stated backlog, the United States can exercise options to renew certain existing contracts with our company.

Employees

As of March 15, 2005, our company had a total of 34 employees. Our employees perform work and services for both of our operating subsidiaries in order to complete contracts in process. No employee performs work exclusively for either subsidiary. All salaries and wages are paid by Logistical Support, LLC, one of our subsidiaries; our other subsidiary, Hill Aerospace & Defense, LLC reimburses and pays Logistical Support for any time or services performed by employees on behalf of contracts in favor of Hill.

The loss of services of any of our executive officers or engineering employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Harry Lebovitz, a Co-Chairman and Director and Mr. Bruce Littell, a Co-Chairman, Director and Chief Executive Officer, whose specialized knowledge of government contracting in the aerospace and defense industry is essential to our business, would be detrimental. Both Mr. Lebovitz and Mr. Littell have extensive experience and understanding of government contracting in defense and aerospace with regard to reviewing solicitations, overseeing the preparation of bids, managing contract projects and achieving acceptance of our products and securing payment. The skills, experience and reputation of Mr. Lebovitz and Mr. Littell are integral to successfully operating our company.

We do not have employment agreements with any of our executive officers, our engineers or our mechanics, machinists, or other employees. We believe our employee relations are generally good. None of our employees are represented by a collective bargaining unit.

Risk Factors

Our business and an investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

Risks Relating to our Business

We are dependent upon a single customer - the United States government, in a single segment of government contracts, for substantially all of our revenues; if we are unable to bid successfully on United States military contracts in aerospace and defense, or become disqualified for any reason as a government contractor in that industry, the company would be materially and adversely affected and you could lose the entire value all of your investment.

We derive approximately 96% of our revenues from United States government military contracts in the area of aerospace and defense. Our business could not be operated if we became disqualified for any reason from bidding on and being awarded United States military contracts for parts or repairs in aerospace and defense. For example, if any of our military quality certifications or qualifications were revoked by the United States government, we would not be eligible to bid on or perform military contracts. In addition, if the United States government determined our financial position to be weak, or if we were insolvent, we would not be awarded contracts. If the United States government performed a quality or site audit of our facility and found our facility or processes to be inadequate, we would not be awarded contracts. In addition, under the Federal Regulations that govern United States contracting, we could lose our ability to bid on government contracts if we were in violation of the Drug Free Workplace Act, Antitrust Statutes, fraudulently labeled a part or product made abroad as made in the United States, or committed acts of fraud, embezzlement, tax evasion or similar financial crimes or frauds, or were in violation of the Homeland Security Act or Federal Immigration Regulations. Our entire business is structured to implement government contracts in aerospace and defense. If we are disqualified as a government contractor we would not be able to continue operations and you would lose the entire value of your investment. If we were unable to perform contracts for the United States government, we might be unable to find replacement contracts in the commercial aircraft and aerospace industry. If the number of government contracts or the value of the contracts we are awarded diminishes materially due to competition, our business would be harmed. Our failure to successfully bid on military contracts, or our failure to maintain required military certifications, or our partial disqualification as a government contractor, would be adverse to our business and you could lose the entire value of your investment.

Should the United States military alter its methods of acquiring parts or repair services for military aircraft from outside contractors, or cease to acquire parts or services from private sector businesses, or seek fewer contracts with private sector contractors, our business would be materially and adversely affected by the loss of contracts with the United States government. Should the United States for any reason be unable to timely pay for contracts we have completed, we would be adversely affected. If the number of available government contracts that we may bid on diminishes, or should the United States fail to pay for contracts we have completed, our business would be adversely affected. Any diminution in the quantity or value of the contracts we perform with the United States government in the areas of aerospace and defense would harm our business.

We may not maintain profitability. We will require additional financing to sustain our operations and without it we will not be able to continue operations.

We may not maintain profitability over any period of time. We have only begun operating our business in May 2004 in its current holding company structure and this may not prove beneficial. If our reorganized structure does not enhance our operations, or if the time demands and distraction of management associated with public reporting requirements are more significant than we anticipate, our business may be adversely affected.

The nature of our business requires large amounts of available working capital to fund our work in process. We will need to raise additional capital to fund our operations and to fund our growth. We may not be able to raise such capital on terms favorable to the company, if at all. If we are unable to raise working capital when needed we may not be able to sustain our operations and you could lose the value of your investment.

Our operations are performed under certain United States military quality certifications, and a federal aviation administration certification; the loss of the military certifications would impair our ability to bid on and be awarded government contracts and to complete work in progress.

In order to qualify to bid on and perform work under United States military contracts, we must comply with certain standards for production that ensure the quality of our products and repair services. We have been granted and we produce all of our products and repair services under a certification from the United States military. Without this certification we would be unable to bid for the types of contracts we routinely are awarded and perform, and we would be unable to complete work in progress. We must maintain our United States military quality certification, and operate within its criteria on every military contract, in order to continue in our current line of business. In addition, we must contract with subcontractors who are similarly in compliance with United States military requirements for the production of parts and performance of repair services in aerospace and defense. If the government were to revoke our military quality systems certification as to any specific contract or with regard to our entire business, we could not bid upon new contracts and we might have to cease all work in progress. The revocation of our military quality systems certifications would be detrimental to our business, could cause us to cease our operations, and could cause you to lose the entire value of your investment.

We also maintain a certification from the Federal Aviation Administration that permits us to operate a repair facility for commercial aircraft. This certification must be renewed every two years. If we were unable to renew this certification for any reason, we could not perform any repairs on any commercial aircraft. We do not believe this would be detrimental to our current business. However, if we were to expand our contracts for the repair commercial aircraft, our ability to obtain and perform on any such new contracts would be adversely affected.

Our inability to attract and retain qualified engineering personnel trained in the aerospace and defense industry could impede our ability to generate revenues and profits, which would have a negative impact on our business and could adversely affect the value of your investment.

Our ability to successfully bid on government contracts, and perform them within our estimated budgets, is reliant upon the skill and experience of our engineers. Our engineers are integral to the selection of the contracts we decide to bid on, the preparation of our contract bids and the accuracy of the bids in terms of setting out the design and functionality of the products, identifying appropriate materials and subparts, identifying suppliers and subcontractors, and estimating the labor hours required to produce the products under contract. Our engineers are also responsible for assuring that our products are compliant with government specifications generally, and contract specifications in particular. Our engineers have extensive experience in the aerospace and defense industry and in government military contracting protocol. We do not have employment contracts with our engineers, but believe that our relationship with each of them is good. If we were unable to retain the services of our current staff of engineers, or if they were to leave the company for any reason and we could not replace them, our business would be adversely affected and you could lose the value of your investment. Similarly the growth of our business will be dependent in part upon our ability to attract and retain additional, qualified, engineers. Without a staff of engineers experienced in government contracting in the aerospace and defense industry, we could not operate our business and you could lose the entire value of your investment.

We are dependent for our success on two key executive officers. Our inability to retain those officers would impede our business operations, which would have a negative impact on our business and the value of your investment.

Both of our key executive officers, Mr. Harry Lebovitz, our Co-Chairman and Director, and Mr. Bruce Littell, our Co-Chairman, Chief Executive Officer and Director, each have extensive experience in the military government contracting industry, specifically in the areas of aerospace and defense. Mr. Lebovitz is an original founder of our two operating subsidiaries and is intimately familiar with all aspects of the government contract protocol we routinely engage in. Mr. Littell has been an executive officer with the company since the inception of both operating subsidiaries and has a thorough understanding of the company's operations and financial results. The loss of either or both of these officers would be detrimental to our company. Our company does not have employment agreements with either of these officers, but we believe we have good relationships with them. If either Mr. Littell, or Mr. Lebovitz or both of them were to leave our company for any reason, we might not be able to find suitable replacements on terms beneficial to the company, if at all. If they were to leave the company, their departure would have a material and adverse affect on our business and the value of your investment.

We face competition from companies that have greater financial resources and experience in government contracting, than we do. These competitive forces may negatively impact our ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

Competition in government contracting in the aerospace and defense industry is intense. We face competition from larger companies with greater financial resources, personnel, management structures, subcontracting capabilities, and broader industry experience and reputations than we have. Our large competitors have successfully bid upon and completed contracts for a wider range of parts and services than we have. As such, our large competitors can more readily substantiate to the government their ability to perform on contracts they are bidding on against us, which is a key criterion in the award of contracts by the government. Our large competitors can fund contracts in process out of their available working capital, or revenues from other sectors of their operations. While our large competitors must sustain larger overhead and carrying costs, they are able to perform contracts with larger dollar values, and maintain a larger number of contracts at any one time due to the relative size of their infrastructure and resources. In addition, our larger competitors may qualify for "sole source" contracts, which are a category of government contracts we do not qualify to bid on. We do not attempt to compete with our large competitors on all contracts, and we carefully select which contracts we bid on to avoid such competition whenever possible. If we compete directly with our large competitors on specific contracts, those contracts may be awarded to our competitors. We can never be certain we will be awarded the contracts we bid on regardless of who our competitors might be for that contract. If we lose contract awards to our competitors, our business will be adversely affected.

If our subcontractors or suppliers are late in delivery of parts or services to us, our ability to be awarded contracts by the United States government may be jeopardized in certain circumstances, which could adversely affect our business and the value of your investment; if our subcontractors or suppliers are late in delivery of parts or services to us, we may not be able to obtain progress payments on our long term contracts.

Repeated or periodic delays by us in the performance of our contracts can impair our ability to be awarded future contracts, as we may develop a pattern or history of late performance on contracts. In awarding contracts, the government will consider our history of performance on similar contracts both in terms of the delivery of conforming products and the timeliness of delivery. If we are unable to rely upon the timely and complete performance of our subcontractors and suppliers we may not be able to timely perform. If we are late in the performance of our contracts, the government may view us as unreliable which in turn would diminish our ability to compete for new contracts. The government holds us responsible for the failure of our subcontractors to adequately or timely perform. If we were to develop a pattern or history of late delivery, even if such delay is caused by our subcontractors or suppliers, our ability to be awarded new contracts could be adversely affected. If that were to occur, our business would be negatively impacted and the value of your investment could be harmed.

In addition, if we are unable to rely upon the timely and complete performance of our subcontractors and suppliers, we may not be able to timely perform and deliver products under our contracts. Failure to make periodic deliveries on time, or to meet required milestones on schedule, might result in the government denying us progress payments on our long-term contracts. We require progress payments to fund our work in progress. If we are not able to timely deliver product or meet milestone schedules under our contract we may not be issued progress payments for periodic delivery of products or completion of contract milestones even though such delays are caused by our subcontractors or suppliers. Our failure to be paid the progress payments we rely on to fund our work in process would be harmful to our business and could cause you to lose the value of your investment.

We have recently been unable to rely upon the payment by the United States government of progress payments under our long-term contracts; continuing failure to obtain progress payments may deplete our available working capital.


When we perform long-term contracts for the government, we are often able to successfully arrange for periodic progress payments under the terms of the contract. These progress payments are made upon the delivery of compliant products or repair services, or upon the completion of specified milestones under the contract. We apply to the government for approval of progress payments as we deliver products and complete milestones. The government has discretion as to whether to make progress payments. If we are delayed in our contract performance, or we have not delivered compliant products, our progress payments may be denied. We have recently experienced a reluctance on the part of the government to pay us progress payments, even where we contend we have performed adequately under the terms of the contract. We attribute some of this reluctance to a series of contracts we did not timely perform as a result of the breach by our prime subcontractor of the terms of our subcontracting agreement with that party. We suspect that a series of delinquent deliveries on certain contracts during the 12 month period beginning in October 2003, and concerns over our financial strength during that period, caused the government to deny our requests for progress payments or to be unresponsive to our requests for progress payments. Past performance is a critical factor in being awarded government contracts, based on our likelihood of completion on time and within specifications. Similarly, we suspect the government is hesitant to make periodic payments to us if the agency is concerned that our performance will be late; the government may wish to obtain further performance on the contracts prior to making periodic payments to us. The government may want to assure our performance before payment is made, even if the government has agreed under contract to review requests for periodic progress payments. While we believe the denial of periodic payments is due to a history of late performance on certain contracts, we cannot verify or confirm the government's reasons since the government is not obligated to inform us of their decision criteria. The decision by the government to deny us or delay progress payments causes us to deplete our available working capital more quickly, which we require to complete our work in progress and to operate, generally. If we continue to be denied progress payments, and if we are unable to raise new capital, we may deplete our available working capital. If we run out of working capital, we will be unable to continue our operations and you could lose the entire value of you investment.

If the parts and services we deliver to the United States government are not accepted or are not completely compliant with contract specifications, we would either lose the entire value of the contract or incur costs that we could not recoup in trying to make the parts compliant.

We must deliver compliant parts or repair services on our contracts before we are paid by the United States government. Upon completion of every product or repair service we provide, the product or repair service must be accepted by the government contracting entity before we are paid. The government will perform a thorough inspection of all delivered parts or services. If the products or services are found to be noncompliant with the specifications of the contract, the government can reject the product and we will not be paid. In the alternative, if a product is rejected, we may be able to modify the product to make it compliant, and then seek acceptance. It is also possible for the government to waive compliance, but we cannot rely on obtaining a waiver if our products are not compliant and are rejected by the government. If our products or services are not completed in a manner that is compliant with the contract and if the government rejects our products, we will not be paid for our performance on that contract and we may incur a loss on that contract. If we are able to modify the products to make them complaint after they are initially rejected, we must bear the additional costs associated with the modifications. We will have no way to recoup our costs and expenses in the performance of a contract that is not paid by the government, or under which we must modify rejected products or services. If our contracts are not paid by the government, or if we must incur costs to modify products or repair services in excess of our budget for a contract, our revenues may be adversely impacted, our business may be harmed and you may lose the value of your investment.

The failure of our suppliers and subcontractors to provide us with products, components or services we have contracted for, could have a negative impact upon our business and the value of your investment.

Our business is reliant upon the outsourcing and subcontracting of various aspects of the government contracts we are awarded. We must obtain materials and services from subcontractors in a timely and cost effective manner. In addition, some government contracts we are awarded specify the subcontractors and suppliers we must work with on that contract. If any of our subcontractors and suppliers were to fail to perform on contracts we have entered into with them, we could fail to complete our contracts on a timely basis, if at all. We rely upon the complete and timely performance of our subcontractors and suppliers for substantially all of the government contracts we enter into. If our subcontractors are late in delivery, we could similarly fail to complete our contracts in compliance with the government's specifications for delivery. Delays in performance, incomplete performance or complete lack of performance due to the failure of our subcontractors to deliver parts or services as agreed could result in our not being paid for the contracts we have commenced or completed. In such case, we could not recoup the costs of our performance under the contract. If we are unable to rely upon our subcontractors and suppliers, our ability to successfully perform on contracts, or be awarded new contracts, could be adversely affected which would harm our business and the value of your investment.

When we perform repair and overhaul services for the United States, we must work under a fixed price contract, however, the actual costs of the repairs cannot be determined at the time we must bid on the contract making profits uncertain, or potentially causing a loss to us on repair and overhaul contracts.

When we bid on contracts for repair and overhaul services we must perform the contract for the fixed price established by the government. Accordingly, we must estimate the extent of the repairs and our costs to complete them. If the repairs are more extensive than we estimated, including the costs of materials and labor, the increased cost of the repair will diminish our profit on that particular contract. In addition, we must complete the contract even if it will result in a loss to us. If we were to bid upon and be awarded a substantial amount of repair and overhaul contracts, and we could not complete them at our projected budget for the service, or if we were to sustain a loss on such contracts, our revenues and results of operations would be negatively impacted. Historically, approximately 30% of our government contract work is for repair and overhaul services.

Substantially all of the assets of one of our operating subsidiaries, Hill

Aerospace & Defense, LLC, is subject to a lien; if the underlying debt is not satisfied, some of that subsidiary's assets could be subject to foreclosure.

Our company is one of several co-guarantors of a debt in favor of Hill Industries, Inc., an affiliated company. The co-guaranty of the company is secured by the assets of our operating subsidiary, Hill Aerospace & Defense, LLC, up to the principal amount of $310,767. If the underlying debt is not satisfied, or if a default and foreclosure were to occur, we could lose up to $310,767 of our subsidiary's assets. The loss of those assets, or the payment of the debt by us as a guarantor, would negatively impact our business.

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions in a publicly held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We do not currently carry any directors and officers liability insurance policy. Directors and officers liability insurance has recently become very expensive. It may be difficult to obtain coverage if desire it in the future. The failure to provide adequate directors and officers liability insurance could make it difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities, or the lack of adequate directors and officers' liability insurance coverage.

International expansion of our business may not be possible in light of changing regulations and international law.

We have historically sold products in many countries outside the United States and may wish to do so in the future. However, in the last five years we have sold no products in foreign countries as regulations have become increasingly prohibitive of such activities and the profit margins for such activities would not materially enhance our financial position. If we determine to sell our products and services to foreign military organizations, we may experience United States federal, local or international laws, treaties or regulations that may prevent us from doing business with respect to furnishing military parts or services in a particular country. In addition, sales to foreign military organizations involve a very competitive market. Entry into that market would require us to dedicate substantial capital to that endeavor, which we cannot afford. Also, we could have difficulty collecting on foreign accounts receivable. Accordingly, we do not believe that selling products to foreign military organizations would be a viable method of increasing our revenues in the future. We may be unable to obtain export licenses, or confidential data that might be required in connection with the delivery of products or services for foreign owned military aircraft. Should the United States market for our products and services decline and we are forced to look to foreign military organizations to enhance our business, we may be unable to penetrate those markets due to restrictions on the sale or export of military parts and repair services.

Risks Relating to an Investment in Our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common shares in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for the company's operations.

The application of the "penny stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares have historically been sporadically or "thinly-traded" on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

There is a risk of abuses in the penny stock markets that could harm your investment.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.


You may suffer dilution as a result of outstanding convertible securities priced below prevailing market prices.

As of March 15, 2005, there are outstanding non-variable priced common share purchase warrants entitling the holders to purchase 17,633,637 common shares at a weighted average exercise price of $0.22 per share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

The sale of a large amount of common shares received upon exercise of outstanding warrants to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

In the event that a large amount of common shares are sold into the market in connection with the exercise of outstanding warrants, those sales could have the effect of depressing the price of our common stock. The availability of large quantities of shares in light of the thin trading volume of our common stock could cause the price of our common stock to fall, as persons exercising the warrants seek to sell in the absence of a corresponding demand for purchase. If sales of our common stock occur in large quantities in connection with the exercise of our outstanding warrants, the price of our common stock could be negatively effected and the value of your investment could be harmed.

Our issuance of additional common shares, preferred shares or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights.


We are entitled under our articles of incorporation to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. After taking into consideration our outstanding common stock at January 24, 2005, we will be entitled to issue up to 10,121,363 additional common shares and 5,000,000 shares of preferred stock. Our board may generally issue shares of common stock, preferred stock or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will issue additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services. If we issue additional shares of common stock, preferred stock or options or warrants to purchase those shares, under circumstances we deem appropriate at the time, your percentage ownership and voting rights will be diluted and could be diluted significantly if we issue large numbers of securities.


The elimination of monetary liability against our directors, officers and employees under our articles of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain provisions that eliminate the liability of our directors for monetary damages to our company and shareholders to the extent provided by Utah law. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.


ITEM 2.  DESCRIPTION OF PROPERTY

Our principal place of business is at 19734 Dearborn Street, Chatsworth, California. This location serves as our corporate office and is also a repair facility. We have approximately 14,600 square feet at this location. Our rent includes $9,780 of base rent and $1,849 of common area fees and expenses. The rent is paid on a monthly basis. The lease for the property will expire in May of 2007 and is renewable. We will consider whether to renew this lease based on the company's needs at that time.

We also lease operating space at 9800 Eton Avenue, Chatsworth, California. This location serves as a manufacturing and repair facility. We have approximately 14,600 square feet at this location. Our base rent is $9,928. The rent is paid on a monthly basis. The lease for this property will expire January 31, 2008 and is renewable at our option. We will consider whether to renew this lease based on the company's needs at that time.

It is management's opinion that our insurance policies cover all insurance requirements of the landlords. We own the tools, machinery and equipment necessary for the conduct of our business activities. We believe that the above facilities are generally adequate for present and anticipated operations.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the company is subject to legal proceedings and claims in the ordinary course of business.

On May 19, 2004, our wholly owned subsidiaries, Logistical Support, LLC ("LS") and Hill Aerospace & Defense, LLC ("Hill") entered into a Settlement Agreement with Triumph Components-Arizona, Inc., an Arizona corporation ("Triumph"), which became effective on June 2, 2004. The Settlement Agreement related to certain sub-contracts that Triumph had been performing for each of LS and Hill under United States military contracts. In connection with the Settlement Agreement, each of Hill and LS entered into a Security Agreement with Triumph. Under the Security Agreement Triumph is asserting a security interest in certain identified accounts receivable from the United States Government (the "Collateral").

Under the terms of the Settlement Agreement, Triumph agreed to return certain material and deliver certain goods to our company with respect to the sub-contracts in process, and we determined to terminate certain other contracts. However, we maintain that not all the materials were returned and certain parts delivered by Triumph were rejected for quality reasons. We maintain that Triumph has breached other terms and conditions of the Settlement Agreement, as well.

On November 23, 2004, Hill and LS filed a Demand for Arbitration with the American Arbitration Association concerning the Settlement Agreement with Triumph (the "Arbitration"). We hope to resolve all disputes under the Settlement Agreement through the Arbitration if the disputes cannot be settled by mutual agreement. Hill and LS currently owe Triumph approximately $600,000 under the Settlement Agreement. Hill and LS will seek to adequately resolve all matters with Triumph before paying the amount in full. We cannot determine what losses may result from this, if any.

On December 7, 2004, each of Hill and LS were given notice by Triumph's legal counsel that Hill and LS are in default of certain provisions of the Security Agreement and Settlement Agreement. Triumph asserted that it intends to utilize its rights and remedies including taking possession of the Collateral under the Security Agreement. Hill, LS and the Company deny the default allegations as set forth in Triumph's letter and will seek to include these alleged default matters in the Arbitration. We maintain that all disputes between the parties must be resolved through the Arbitration in accordance with the terms of the Settlement Agreement.

On December 17, 2004, Triumph filed an action in state court seeking to attach the assets of Hill and LS up to the approximate amount of $991,000. On January 10, 2005 a hearing was conducted and we successfully defeated the action. The court denied the attachment.

On February 4, 2005, the Company received notice that on February 3, 2005, Triumph filed an Application for Interim Relief in the Arbitration pending in Arizona (the "Application for Relief"). The Application for Relief seeks to attach up to $891,258 of the Company, Hill and LS's cash receipts on certain government contracts in process that are the subject matter of the Settlement Agreement and the Arbitration. The Application for Relief is substantially the same as the Attachment action that was denied by the Los Angeles Superior Court on January 10, 2005. There is no hearing date currently set for the Application for Relief, but the Registrant's Opposition to the Application was filed February 14, 2005. While the Company, Hill and LS will vigorously challenge Triumph's actions, the Company , Hill and LS cannot control the outcome.

         On March 14, 2005, Bell Helicopter Textron, Inc. ("Bell") filed a complaint against the Company's wholly owned subsidiaries, Logistical Support, LLC ("LS") and Hill Aerospace & Defense, LLC ("Hill") and Hill Industries, Inc. in the United States District Court for the Central District of California that was assigned case number CV05- 1835 (the "Complaint.") Hill Industries, Inc. ("Hill Inc.") is an entity wholly owned and independently operated by Mr. Harry Lebovitz, a member of our Board of Directors and a significant shareholder of the Company. The Company, LS and Hill, and their respective officers and directors (other than Mr. Lebovitz) exercise no control over Hill Inc.

         The Complaint alleges that LS, Hill and Hill Inc. (the "Defendants") sold certain parts bearing Bell part numbers without the consent of Bell, constituting an infringement of Bell's proprietary rights in such parts and part numbers. Bell further alleges in the Complaint that the Defendants represented to buyers of the parts, that such parts are genuine Bell parts, when in fact they were not. The Complaint also alleges that LS, Hill and Hill Inc. are "alter egos" of each other that do not operate as separate entities. The Complaint does not specify monetary damages; the Company believes that monetary damages if any will not be material to LS and/or Hill.

         We intend to vigorously defend this action on behalf of LS and Hill. The Company, however, cannot control the outcome. We cannot determine what losses may result from this, if any. The Company's responsive pleading in the litigation is due by April 14, 2005.

         We are not a party to any other pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently quoted on the OTC Bulletin Board under the symbol "LGSL." Our common stock has had a limited and sporadic trading history. The following table sets forth the quarterly high and low bid prices for our common shares on the OTC Bulletin Board for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.


                        BID PRICE
                 -----------------------
PERIOD (1)           HIGH        LOW

2004:

Fourth Quarter   $     1.90   $     1.65
Third Quarter    $     3.00   $     1.01
Second Quarter   $     3.00   $     1.50
First Quarter    $     3.00   $     1.01

2005
First Quarter    $     1.85   $     1.65

* Through March 31, 2005.


(1) Bikini Team International, Inc. previously reported that there was no established trading market for its common stock and reported no historical trading data. The trading symbol for Bikini Team International, Inc. was BIKN.OB. We changed our line of business, management and ownership effective as of May 17, 2004 and thereafter changed our trading symbol to LGSL.

Holders

There are approximately 305 record holders of our common stock at March 15, 2005. The number of registered shareholders includes an estimate of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Interwest Transfer Company, 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone (801) 272-9294.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. We intend to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Equity Compensation Plan

As of March 15, 2005, the company does not have an equity compensation plan. Mr. Littell owns a common stock purchase warrant for the purchase of up to 9,633,637 shares of common stock. The warrant owned by Mr. Littell is exercisable until February 28, 2009 at an exercise price of $0.20 per share. The common stock purchase warrant owned by Mr. Littell, our Chief Executive Officer and Co-Chairman was issued to Mr. Littell under the share purchase agreement in exchange for his membership interests in certain parties to that transaction, as described under "Business" and "Managements Discussion and Analysis" elsewhere in this Annual Report, and were not issued to Mr. Littell as compensation or as part of any compensation arrangement.

The board of directors may in its discretion adopt an equity compensation plan in the future for its officers, directors and key employees.

In addition, from time to time our board of directors may grant common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of formal stock plans. The terms of these grants would be individually negotiated.

Recent Sales of Unregistered Securities; Registration Statements; Use of
Proceeds

Unless noted otherwise, we have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act during the three year period ending on the date of filing of this Report. Unless noted otherwise, the offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c). Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

For the Period Ended December 31, 2004:

On May 27, 2004, Bikini Team International, Inc. entered into a share exchange agreement (the "Exchange Agreement") with the members of Hill Aerospace & Defense, LLC ("HAD"), a California limited liability company formed November 19, 1997, and Logistical Support, LLC ("LS"), a California limited liability company formed January 29, 1997 (together "Hill"). Pursuant to the terms of the Exchange Agreement Bikini Team International, Inc. (the company's prior name) issued an aggregate of 63,200,000 shares of common stock, par value $0.001 per share and warrants to purchase 20,997,574 shares of common stock at an exercise price of $0.20 per share.

Prior to May 27, 2004, Bikini Team International, Inc. reported no sales of unregistered securities during 2004, 2003 and 2002.

On October 15, 2004, we entered into a general release and settlement agreement (the "Settlement Agreement") with GCH Capital. Ltd and its investors (the "Shareholders") whereby the Shareholders and we agreed to cancel all warrants, warrant agreements, promissory notes, consulting agreements and/or any other contractual relationships between the Shareholders and us. We had previously entered into an Acquisition and Consulting Agreement with the Shareholders on May 24, 2004, whereby we issued to them 11,200,000 shares of common stock and warrants to purchase common stock on a variable price formula. In connection with the Settlement Agreement, we agreed with the Shareholders to cancel 5,200,000 of the shares and the Shareholders agreed to pay us $450,000 for the remaining 6,000,000 shares.

On September 29, 2004, Logistical Support, Inc. issued 500,000 shares of its common stock to our securities counsel, Richardson & Patel LLP, in consideration of services rendered in connection with the Securities Purchase Agreement dated September 29, 2004, described below.

On September 29, 2004, we entered into a Securities Purchase Agreement with certain accredited investors in which we sold 10,000,000 shares of our common stock at $0.20 per share for $2,000,000 in gross proceeds. Upon the closing, we received $2,000,000 cash proceeds and issued the common stock to the investors.

All of the investors are accredited investors within the meaning of Regulation D of the Securities Act of 1933, as amended. One of the investors, Absolute Return Europe Fund ("Absolute Return"), purchased 6,000,000 shares of common stock in the transaction; and European Catalyst Fund ("Catalyst"), another investor, purchased 4,000,000 shares of common stock in the transaction. All of the proceeds of the offering are being used to fund contracts in process and for general working capital purposes.

Hunter World Markets, Inc. ("Hunter") acted as our exclusive placement agent and financial advisor in the transaction. In consideration for Hunter's services, Hunter received 3,000,000 shares of common stock and received a warrant to purchase up to 8,000,000 shares of our common stock at an exercise price of $0.25 per share. The warrant will expire five years from the date of issuance, or September 29, 2009.

In connection with the financing, we agreed to file a Registration Statement on form SB-2 to register the common stock and common stock underlying the purchase warrant, which was declared effective by the Securities and Exchange Commission on February 11, 2005.

Use of Proceeds

We will receive no proceeds from the sale of shares of common stock by the investors under the Registration Statement described above. If all or a portion of the common share purchase warrant issued to Hunter, for up to 8,000,000 shares, is exercised for cash, we will receive the proceeds from the exercise of the warrant. The warrant is exercisable for up to 8,000,000 common shares at $0.25 per share. The warrant will expire on September 29, 2009. If the warrant is exercised in full for cash, the company would receive up to $2,000,000 in proceeds. The proceeds from the exercise would be used to fund contracts in process and for general working capital purposes.

We have used and intend to continue to use the proceeds of the sale of our shares to the investors above, and if exercised, the proceeds of the warrant exercise, for working capital purposes including the costs of labor, factory overhead expenses, general expenses and administration, and materials.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information specifies certain forward-looking statements. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by the company on the basis of assumptions considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representations, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information, their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results and accordingly, no opinion is expressed on the achievability of those forward-looking statements.

OVERVIEW OF ACCOUNTING

Logistical Support, LLC ("Logistical") is a California limited liability company formed on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company formed on November 19, 1997. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock; of such shares, 5,200,000 shares of common stock and warrants to purchase 11,363,637 shares of common stock were subsequently returned and canceled. The warrants have an exercise price of $0.20 and expire on February 28, 2009. Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed, among other things, to elect Mr. Harry Lebovitz and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. Upon the closing the members of Logistical and Hill owned approximately 98.8% (before exercise of the warrants) of the outstanding shares of Bikini common stock. Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," the acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

Logistical and Hill are deemed to be the purchaser and surviving company for accounting purposes. Accordingly, their net assets are included in the balance sheet at their historical book values and the results of operations of Logistical and Hill have been presented for the comparative prior period.

Control of the net assets and business of Bikini was acquired effective May 27, 2004. This transaction has been accounted for as purchase of the assets and liabilities of Bikini by Logistical and Hill. The historical cost of the net assets acquired was $0.

The accompanying financial statements are presented on a consolidated basis as if this transaction had occurred on December 31, 2002. The historical financial statements are those of Logistical and Hill.

Our primary customer is the United States Government, for whom we manufacture and overhaul military aircraft spare parts.

We have two facilities located in Chatsworth, California. One is used for machining and fabrication of parts and the other one is used for repairing and overhauling spare parts.

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

CONTRACTS COSTS. There are two types of contract costs, the first one is contract costs and estimated earnings in excess of billings. These costs are stated at cost plus estimated profit, but not in excess of realizable value less amounts billed on the contract. The estimated profits on these contracts are based on our historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of our estimated overhead. The actual results could differ significantly from our estimates and these differences could be material to our financial statements. We account for the change in estimate in the period of change so that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimate had been the original estimate. The second type of contract costs is billings in excess of contract costs and estimated costs. These costs are reflected as a liability as the billings exceed costs plus estimated profits as more fully described above.

REVENUE RECOGNITION. Sales under long-term government contracts are recorded under the percentage of completion method. Incurred costs plus estimated profits are recorded as contract sales as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing our estimates of costs and contract value. Cost estimates include direct and indirect costs such as labor, materials and factory overhead. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003.

Our contract sales are principally derived from the manufacturing and overhauling of military aerospace spare parts under United States government contracts. Our revenue for the year ended December 31, 2004 decreased by $325,274 or 5.4% from $5,994,388 for the year ended December 31, 2003 to $5,669,114 for the year ended December 31, 2004. The decrease in revenue is primarily due to a decrease in costs incurred during 2004 as compared to the total estimated costs.

Our cost of sales for the year ended December 31, 2004 decreased by $131,067 or 2.9% from $4,592,887 for the year ended December 31, 2003 to $4,461,820 for the year ended December 31, 2004. Our gross margin for the year ended December 31, 2004 was 21.3% compared to 23.3% for the year ended December 31, 2003. The decrease in gross margin is due to slightly higher costs to fulfill the contract orders.

General and administrative expenses for the year ended December 31, 2004 increased by $748,715 or 119.5% from $626,756 for the year ended December 31, 2003 to $1,375,471 for the year ended December 31, 2004. The increase is principally due to higher professional fees due to us being a public company, an increase in salaries paid to officers, which were classified as member distributions in the prior year, and the Triumph litigation costs.

Sales and marketing expenses for the year ended December 31, 2004 increased by $97,507 or 43.7% from $223,050 for the year ended December 31, 2003 to $320,557 for the year ended December 31, 2004. The increase is principally due to the hiring of an additional employee and the retention of an outside consultant to prepare marketing proposals.

Other income for the year ended December 31, 2004 increased by $145,374 or 197.6% from $73,584 for the year ended December 31, 2003 to $218,958 for the year ended December 31, 2004. The increase is principally due to the write off of liabilities.

Interest expense for the year ended December 31, 2004 increased by $20,749 or 177.1% from $11,719 for the year ended December 31, 2003 to $32,468 for the year ended December 31, 2004. The increase is principally due to additional notes payable and capital lease obligations outstanding in 2004 as compared to 2003.

On May 19, 2004, we settled our dispute with one of our major suppliers, Triumph Components-Arizona, Inc., whereby Triumph returned all materials for jobs which it will not be responsible to complete and Triumph reduced the amount owed to it of approximately $1,463,000 from us to $750,000. We recognized a gain on the settlement of this matter of $483,775 after giving effect to attorney fees that were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by us to complete these contracts.

Other expense for the year ended December 31, 2004 increased by $163,553 or 311.4% from $52,516 for the year ended December 31, 2003 to $216,069 for the year ended December 31, 2004. The increase is principally due to commissions paid to the MFR Group for purchase order financing, and appraisal costs for leasing a new building and equipment.

Provision for income taxes for the year ended December 31, 2004 increased by $37,668 or 100% from $0 for the year ended December 31, 2003 to $37,668 for the year ended December 31, 2004. The tax provision resulted from us converting from a flow through entity for income tax purposes to a C corporation on May 27, 2004. Accordingly, there was no tax provision for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had working capital of $2,388,899, as compared to $1,064,346 at December 31, 2003. We had cash and cash equivalents of $1,202,768 at December 31, 2004 as compared to cash and cash equivalents of $690,129 at December 31, 2003. As of December 31, 2004, we have net contract costs and estimated earnings of $2,284,279 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved. We expect to decrease the time accounts payables are relieved as cash flow permits. Due to us not paying our accounts payable on a timely basis in the 2003 and early 2004, some of our vendors required us to convert the amount due them into notes payable that have defined repayment terms that are generally less than 18 months. These notes payable generally do not bear interest, but we have imputed interest at the rate of 12% for those notes payable that have repayment term greater than one year. We do not expect this conversion of accounts payable into notes payable to continue. On October 1, 2004 we closed a transaction in which we sold 10,000,000 shares of our common stock for $0.20 per share. We received $1,565,000 from the sale of these shares which was net of $435,000 in offering costs. We expect to use this funding to expand our operations and for working capital purposes. We believe our current cash on hand at December 31, 2004 plus cash expected to be generated from operations will be sufficient to sustain our current operations for the next twelve months.

During the year ended December 31, 2004, our operating and investing activities used cash of $1,176,161and $395,538, respectively, and our financing activities provided cash of $2,084,338. The cash used in operating activities was principally a result of additional advances to officers/affiliates (most of these advances were made before we became a public company), an increase in accounts receivable and contract costs and loss from operations of $488,734, and cash used in investing activities was a result of the purchase of property and equipment.

On October 23, 2003, we entered into a one year agreement with Commerce Funding Corporation for the financing of our receivables. The agreement was automatically renewed until October 23, 2005. The interest rate on this receivable financing agreement is prime plus 1% (6.25% at December 31, 2004) and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At December 31, 2004 the amount outstanding under this agreement with Commerce was $157,154.

On May 27, 2004, we entered into a series of agreements with GCH Capital Ltd. ("GCH") including an acquisition consulting agreement, a consulting agreement and a repurchase option agreement. In connection with these agreements, we issued a contingent promissory note payable to GCH in the amount of $300,000, issued to GCH 11,200,000 shares of our common stock, issued 11,363,637 warrants to purchase shares of our common stock and issued an additional 1,000,000 warrants to purchase shares of our common stock.

On October 15, 2004, we entered into a general release and settlement agreement with GCH and its investors (the "Shareholders") whereby the Shareholders and we agreed to cancel all warrants, warrant agreements, promissory notes, consulting agreements and/or any other contractual relationships between the Shareholders and us. Of the 11,200,000 shares of common stock owned by the Shareholders, the Shareholders and we agreed to cancel 5,200,000 of the shares and the Shareholders agreed to pay us $450,000 for the remaining 6,000,000 shares. We received the $450,000 in November 2004.

On September 29, 2004, we executed a Securities Purchase Agreement in which we agreed to sell 10,000,000 shares of our common stock to select institutional accredited investors at $0.20 per share or $2,000,000. On October 1, 2004, we closed this financing transaction. We received $1,565,000 from the sale of these shares which was net of $435,000 in offering costs.

Hunter World Markets ("HWM"), acted as our exclusive placement agent and financial advisor. In consideration for HWM's services, HWM received a fee of $290,000. In addition, HWM received 3,000,000 shares of common stock and received a five-year warrant to purchase 8,000,000 shares of our common stock with an exercise price of $0.25 per share. Richardson & Patel LLP, our legal counsel, also received a fee of $130,000 and 500,000 shares of our common stock for services in connection with this transaction.

In the event our closing stock price is less than $0.30 for 20 consecutive trading days, within the nine month period following the effective date of the registration statement, we shall make a one-time issuance of an additional 5,000,000 shares of common stock to the investors for no additional consideration.

CASH ON HAND

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months. The $2,000,000 we raised through the sale of our common stock that closed on October 1, 2004 will be used to satisfy our working capital requirements through 2005; however, we expect to have negative cash flow through the fourth quarter of 2005. Our cash balance beyond 2005 will depend on our 2005 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in 2004, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2005. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital except we are one of six guarantors that has guaranteed the debt of an affiliated company. At December 31, 2004, the debt of the affiliate company amounted to $310,767. In addition, the holder of the guaranty has a security interest in certain assets of our subsidiary, Hill Aerospace & Defense, LLC.

SEASONALITY AND QUARTERLY RESULTS

Our results of operation are not affected by seasonal influence or quarterly fluctuations.

INFLATION

Our results of operation are not materially affected by inflation. From time to time, we may experience a reduction in profits on specific contracts if such contracts are delayed in performance and as a result the costs of acquiring parts or services from subcontractors to meet delivery requirements on overdue or extended contracts increases due to inflation.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements, together with the registered independent auditors' report thereon of AJ Robbins PC and Stonefield Josephson, Inc. appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the closing of the share exchange agreement discussed under "Business" and "Management's Discussion and Analysis" the company engaged the firm Mantyla Reynolds to be its independent accountants. Mantyla McReynolds had been engaged by Logistical Support, Inc. as the principal accountants to audit our company's consolidated financial statements while the company had its prior corporate name "Bikini Team International, Inc." Mantyla McReynolds resigned on or prior to August 18, 2004. For the audited years ended December 31, 2002 and December 31, 2003, and during the year 2004 prior to August 18, 2004 (for Bikini Team International, Inc.) (the effective date of the resignation of Mantyla McReynolds), there were no disagreements with Mantyla McReynolds on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant would have caused the accountants to make reference to the subject matter of such disagreement in their reports. In addition, the resignation of Mantyla McReynolds was not caused by, or related to, any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant would have caused the accountants to make reference to the subject matter of such disagreement in their reports.

On August 19, 2004, the Logistical Support, Inc. engaged the firm of Stonefield Josephson, Inc. as our new auditors. The decision to retain the services of Stonefield Josephson, Inc. was approved by our board of directors.

Prior to engaging Stonefield Josephson, Inc., our company had not consulted Stonefield Josephson, Inc. regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the company's financial statements or a reportable event, nor did the company consult with Stonefield Josephson, Inc. regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Effective as of October 22, 2004, our company dismissed Stonefield Josephson Inc. as the company's auditors. The dismissal was approved by the company's board of directors. The reports of Stonefield Josephson, Inc. with respect to the audited financial statements of the company for the fiscal years ended December 31, 2002 and December 31, 2003, did not contain an adverse opinion, or disclaimer opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

For the audited years ended December 31, 2002 and December 31, 2003, and during the year 2004 prior to October 22, 2004 (the effective date of the dismissal of Stonefield Josephson Inc.), there were no disagreements with Stonefield Josephson Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant would have caused the accountants to make reference to the subject matter of such disagreement in their reports. In addition, the dismissal of Stonefield Josephson Inc. was not caused by, or related to, any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant would have caused the accountants to make reference to the subject matter of such disagreement in their reports.

On November 1, 2004, our company engaged the firm of AJ Robbins PC as its new auditors. The decision to retain the services of. AJ Robbins PC was approved by our board of directors.

Prior to engaging AJ Robbins PC our company had not consulted AJ Robbins PC regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the company's financial statements or a reportable event, nor did the company consult with AJ Robbins PC regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Management Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") who is also our Chief Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO believes: (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 8B  OTHER INFORMATION

None
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The names, ages and positions of our directors and executive officers as of March 15, 2005, are listed below:

    NAMES                           TITLE OR POSITION                 AGE
    -----                           -----------------                 ---

Bruce Littell               Director, Chief Executive Officer,        56
                            Co-Chairman of the Board

Harry Lebovitz              Director, Co-Chairman of the Board        62

Lucy Aikman                 Secretary                                 48

The directors named above will serve until the next annual meeting of our shareholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

There is no family relationship among any of our directors and executive officers.

BIOGRAPHICAL INFORMATION

Bruce Littell, Chief Executive Officer, Co-Chairman of the Board and Director. Mr. Littell has been an executive officer at HAD since inception of the company. Prior to joining the Company's management, he owned and operated various privately held companies in industries including oil and gas, lending and distressed real estate reorganization and asset recovery. Prior to those engagements, Mr. Littell owned his own accounting firm. Mr. Littell worked for Eisner & Lubin in New York City and with Kenneth Leventhal in Los Angeles as a Certified Public Accountant. Mr. Littell is a Certified Public Accountant in California. He holds a Bachelor of Science degree from the New York Institute of Technology, New York and a Masters of Business Administration from Henley Management College, UK.

Harry Lebovitz, Co-Chairman of the Board and Director.
Mr. Lebovitz has worked in the government contracting and aerospace and defense industry since the late 1960s. He has held various management positions in numerous organizations. In 1997, he founded Hill Aerospace and Defense, LLC and Logistical Support, LLC. He has served as an executive manager and owner of both entities since their founding.

Lucy Aikman, Secretary.
Ms. Aikman has extensive financial and banking experience working with various banks and financial institutions between 1978 to 1997 including Security Pacific Bank, Canadian Imperial of Commerce, Union Bank and Republic Bank of California. Ms. Aikman has also held various financial and accounting positions with a variety of banks which serviced large Fortune 1000 companies and middle market entities. Ms. Aikman has been with Hill Aerospace & Defense, LLC and Logistical Support, LLC since 2000. From 1997 to 2000 she worked with several manufacturing and import companies in various accounting positions including human resources. Ms. Aikman Received a Bachelor of Arts degree from Pomona College in Claremont, California in 1977.

Audit Committee

We do not have an audit committee. No individual on our board of directors possesses all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of 3 people. We rely on the assistance of others, such as our outside consultants, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

Compensation Committee

We do not currently have a compensation committee. Our entire board of directors performs the functions of a compensation committee.

Compliance With Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

The Company believes that, with respect to its fiscal year ended December 31, 2004, none of the Company's directors and officers and none of the persons known to the Company to own more than 10% of the Company's common stock, filed beneficial ownership reports with the Securities and Exchange Commission during the fiscal year. On February 16, 2005, beneficial ownership reports of Mr. Bruce Littell, and Mr. Harry Lebovitz, and certain affiliated entities of such persons, were filed on Form 5 with the Securities and Exchange Commission.

Involvement in Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

On November 12, 2004, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our employees, generally. A copy of our code of ethics is posted on our Web site.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation received for the past three fiscal years by our Chief Executive Officer and all other "named executive officers" as that term is defined under the rules and regulations of the SEC.


                                                                                LONG TERM COMPENSATION (2)
                                                                            -----------------------------------
                                                ANNUAL COMPENSATION (1)            AWARDS             PAYOUTS
                                               ---------------------------  -----------------------  ----------
                                                                                                     SECURITIES     LONG       ALL
NAMED EXECUTIVE OFFICER AND                                                                          UNDERLYING     TERM      OTHER
     PRINCIPAL POSITION                                                                   RESTRICTED   OPTIONS    INCENTIVE  COMPEN-
                                                YEAR    SALARY(1)      BONUS    OTHER       STOCK      & SARS(#)    PLAN     SATION
                                                ------------------------------------------------------------------------------------
Bruce Littell
Chief Executive Officer, Co-Chairman of the     2004    $ 263,984
Board                                           2003    $ 118,000
                                                2002    $ 200,414

Harry Lebovitz
Co-Chairman of the Board                        2004    $ 264,827
                                                2003    $  97,000
                                                2002    $  64,336

Lucy Aikman
Secretary                                       2004    $  62,844
                                                2003    $  59,880
                                                2002    $  56,613

Joseph Lucan                                    2004    $ 102,996
Vice President of Operations                    2003    $  90,000
                                                2002    $  85,853

Dave Will
Vice President of Marketing                     2004    $ 102,044
                                                2003    $  90,000
                                                2002    $  85,723



(1) The remuneration does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed. Numbers in the table for fiscal year 2004 represent compensation paid as of December 31, 2004.

(2) We do not have outstanding, reserved or granted any SARs, stock options, or restricted stock. We do not maintain a long-term incentive plan.

                   STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The company does not have a stock option plan or stock appreciation rights plan. The board of directors may in its discretion issue such securities and rights on a stand alone basis from time to time. As of March 15, 2005 there are no stock options and no stock appreciation rights reserved, granted or outstanding.

Director's Compensation

None of our directors received any compensation for his or her service as a director in the 2004 fiscal year.

The Company reimburses its directors for out-of-pocket expenses incurred on behalf of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth selected information regarding the beneficial ownership of the company's common stock and preferred stock computed as of March 15, 2005, by: each of our "named executive officers"; each of our directors; each person known to us to own beneficially more than 5% of any class of our securities; and the group comprised of our current directors and executive officers. The term "named executive officer" includes the Chief Executive Officer. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, and except where otherwise noted. Unless otherwise indicated, the address of each shareholder is 19734 Dearborn Street, Chatsworth, California 91311. Beneficial ownership including the number and percentage of shares owned is determined in accordance with Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the "Exchange Act") and is generally determined by voting power and/or investment power with respect to securities.

                                                                 COMMON STOCK
                                                                   (VOTING)
                                                        ----------------------------------
 NAME AND ADDRESS OF BENEFICIAL OWNERS, DIRECTORS AND
        NAMED EXECUTIVE OFFICERS                               AMOUNT              %
------------------------------------------------------- --------------------- ------------
Bruce Littell (1)
Chief Executive Officer, Co-Chairman and Director             9,633,637           11.76%

Harry Lebovitz(2)                                            27,711,003           38.35%
Co-Chairman of the Board



Lucy Aikman
                                                                      0               0%
Secretary

The Children's Trust, G. Scott Littell as Trustee (3)        18,077,365           25.02%
1452 2nd Street
Santa Monica, California 90401


Hill Industries, LLC (6)                                     18,849,007           26.09%

Joseph Lucan                                                  3,105,666            4.29%
Vice President of Operations


Dave Will                                                     3,105,666            4.29%
Vice President of Marketing

Hunter World Markets, Inc. (4)                               11,000,000            13.7%
9300 Wilshire Boulevard
Beverly Hills, California 90212

Absolute Return Europe Fund (7)                               6,000,000             8.3%
Camin de Sarria 63
E-07010 Establishments
Spain

European Catalyst Fund (8)                                    4,000,000            5.53%
P.O. Box 1234
Georgetown
Grand Cayman Islands

Directors and Executive Officers, as a group
(5 members)(5)                                               43,555,972           53.19%


(1) Includes 9,633,937 shares of common stock underlying a common stock purchase warrant exercisable at $0.20 per share held by Mr. Littell. Does not include (i) 12,422,663 shares of common stock held by The Children's Trust of 1988, G. Scott Littell as trustee, the beneficiaries of which are Mr. Bruce Littell's children, or (ii) 5,654,702 shares held by Hill Industries, LLC, as a result of The Children's Trust of 1988's 30% ownership of the membership interests of Hill Industries, LLC. Mr. Bruce Littell disavows any voting control over the shares controlled by The Children's Trust of 1988 directly or through Hill Industries, LLC.

(2) Includes 12,422,663 shares held directly by Mr. Lebovitz and 13,194,304 shares held by Hill Industries, LLC as a result of Mr. Lebovitz's 70% ownership of the membership interests of Hill Industries, LLC. Also includes 2,094,334 shares held by Hill Industries, Inc., a company wholly-owned by Mr. Lebovitz.

(3) The beneficiaries of the Trust are Mr. Bruce Littell's children. Includes 12,422,663 shares held directly by the Trust and 5,654,702 shares held by Hill

Industries, LLC, as a result of the Trust's 30% ownership of the membership interests of Hill Industries, LLC. Mr. Bruce Littell disavows any voting control over the shares controlled by The Children's Trust of 1988.

(4) Includes 3,000,000 common shares and 8,000,000 shares of common stock underlying a common stock purchase warrant exercisable at $0.25 per share. Hunter World Markets, Inc. is controlled by Mr. Todd Ficeto. The Company is not aware of any overlap in ownership or control between this and any other selling shareholder.

(5) Includes 9,633,637 common shares underlying a common stock purchase warrant and beneficially owned by Mr. Littell and 27,711,003 shares beneficially owned by Mr. Lebovitz. The explanatory information concerning their respective beneficial ownership is set out under notes 1 and 2 above. Also includes 3,105,666 shares held by Mr. Lucan and 3,105,666 shares held by Mr. Will. Ms. Aikman owns no shares or securities convertible into shares of the common stock of the company. Mr. Luncan and Mr. Will are not executive officers or directors of the company, but are part of the group of "named executive officers" and are included in the calculation.

(6) Hill Industries, LLC is owned 70% by Mr. Lebovitz and 30% by The Children's Trust of 1988, G. Scott Littell as trustee. Hill Industries, Inc., an entity wholly owned by Mr. Lebovitz, owns a 30% interest in Hill Industries, LLC.

(7) Absolute Return Europe Fund is controlled by Mr. Florian Homm. The Company is not aware of any overlap in ownership or control between this and any other selling shareholder.

(8) European Catalyst Fund is controlled by Mr. Darius Parsi. The Company is not aware of any overlap in ownership or control between this and any other selling shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our company is one of several co-guarantors on a credit facility in favor of an affiliated entity owned by Mr. Lebovitz. Mr. Lebovitz and The Children's Trust of 1988, G. Scott Littell, Trustee, are also co-guarantor of the loan. The principal amount of the loan outstanding is approximately $310,767. The co-guaranty of our company is secured by substantially all the assets of our subsidiary, Hill Aerospace & Defense, LLC.

Our company purchased commitment parts from an affiliated company in the amount of $94,815 and $159,815, during the years ended December 31, 2004 and 2003, respectively.

On November 30, 2004, our company entered into a consignment agreement with Hill Industries, Inc., a related party, whereby Hill Industries will deliver products to our company to be sold on a consignment basis. Our company did not have any consignment sales under this agreement during the year ended December 31, 2004.

We believe that the related party transaction discussed above is on terms as favorable as could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS

(a)      Exhibits

Exhibit
Number      Description of Exhibit
------      ----------------------

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

4.3         Registration Rights Agreement dated September 29, 2004 (3)

4.4         Form of Warrant issued to Hunter World Markets, Inc. (3)

10.1 Stock Exchange Agreement dated as of May 27, 2004 by and among the Registrant and the other parties listed therein (1)

10.2        Securities Purchase Agreement dated September 29, 2004 (3)

10.3        Form of Lock Up Agreement (3)

10.4        General Release and Settlement Agreement dated October 15, 2004 (4)

10.5        Agreement with Commerce Funding Corporation dated October 23, 2003
            (7)

10.6        Settlement Agreement with Triumph Components-Arizona, Inc. (7)

10.7        General Release and Settlement Agreement (6)

10.8        Lease Agreement for Eton Road Facility

21.1        List of subsidiaries (7)

23.1 Consent of Independent Registered Public Accounting Firm Stonefield Josephson Inc.

23.2        Consent of Independent Registered Public Accounting Firm AJ Robbins
            PC

31. Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 3, 2004 and incorporated herein by reference

(7) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2/Amendment No. 2, declared effective February 11, 2005, and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.


                                    December 31, 2004         December 31, 2003

(i)      Audit Fees                 $   111,384               $          0
(ii)     Audit Related Fees         $    13,774               $          0
(iii)    Tax Fees                   $    19,068               $   2,493.71
(iv)     All Other Fees             $         0               $          0

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LOGISTICAL SUPPORT, INC.



                               By:/s/ Bruce Littell
                                  -----------------------------------------
                                      Bruce Littell
                                      President, Chief Executive Officer,
                                      Chief Accounting Officer and Director
Dated:   April 15, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signature                                        Title                              Date
    ---------                                        -----                              ----


/s/Bruce Littell                    President, Chief Executive Officer,             April 15, 2005
---------------------------         Chief Accounting Officer and Director
Bruce Littell



/s/Harry Lebovitz                   Director                                        April 15, 2005
---------------------------
Harry Lebovitz



/s/Lucy Aikman                      Secretary                                       April 15, 2005
---------------------------
Lucy Aikman

                    Logistical Support, Inc. and Subsidiaries
                        Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003



                                    Contents

                                                                          Page



Report of Independent Registered Public Accounting Firm for 2004           F-1

Report of Independent Registered Public Accounting Firm for 2003           F-2

Financial Statements:

     Consolidated Balance Sheet as of December 31, 2004                    F-3

     Consolidated Statements of Operations for the years ended
        December 31, 2004 and 2003                                         F-4

     Consolidated Statement of Stockholders' Equity for the years ended
       December 31, 2004 and 2003                                          F-5

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2004 and 2003                                          F-6

     Notes to Consolidated Financial Statements                            F-7

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                                DENVER, CO 80202



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Logistical Support, Inc and Subsidiaries
Chatsworth, California

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Logistical Support, Inc. and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Logistical Support, Inc.'s and subsidiaries' consolidated results of operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.





/s/ AJ Robbins PC
Certified Public Accountants

Denver, Colorado
February 11,  2005except for Note 12,
as to which the date is March 14, 2005

                           Stonefield Josephson, Inc.
                       1620 26th Street, Suite 400 South
                         Santa Monica, California 90404








             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Logistical Support, Inc and Subsidiaries
Chatsworth, California

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Logistical Support, Inc. and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logistical Support, Inc. and subsidiaries results of operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.





/s/ Stonefield Josephson, Inc.
Certified Public Accountants

Santa Monica, California
August 9, 2004, except for
  Note 1 - Organization and Line of Business, as to which the date is August 27, 2004

         Logistical Support, Inc. and Subsidiaries

                Consolidated Balance Sheet


                                                                           December
                                                                           31, 2004
                                                                         ------------
      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $  1,202,768
     Other receivable                                                          12,000
     Accounts receivable, net of allowance for doubtful accounts of $0        648,774
     Inventory                                                                 87,667
     Contract costs and estimated earnings in excess of billings            2,312,239
     Deferred tax asset                                                        21,807
     Other current assets                                                       9,225

                                                                         ------------
TOTAL CURRENT ASSETS                                                        4,294,480

OTHER RECEIVABLE, net of current portion                                        6,000
PROPERTY AND EQUIPMENT, net                                                   416,161

                                                                         ------------
TOTAL ASSETS                                                             $  4,716,641
                                                                         ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $  1,221,585
     Accrued expenses                                                         341,686
     Deferred tax liability                                                    59,475
     Billings in excess of contract costs and estimated costs                  27,960
     Due to factor                                                            157,154
     Notes payable, current portion                                            81,272
     Capital lease obligations, current portion                                16,449

                                                                         ------------
TOTAL CURRENT LIABILITIES                                                   1,905,581

NOTES PAYABLE, net of current portion                                          21,881
CAPITAL LEASE OBLIGATIONS, net of current portion                              54,862
OTHER LONG-TERM LIABILITIES                                                    76,670

                                                                         ------------
TOTAL LIABILITIES                                                           2,058,994
                                                                         ------------

COMMITMENT AND CONTINGENCIES                                                       --

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; 5,000,000 shares
        authorized; 0 shares issued and outstanding                                --
     Common stock, $0.001 par value; 100,000,000 shares
        authorized; 72,245,000 shares issued and outstanding                   72,245
     Additional paid-in capital                                             3,271,707
     Due from officers/affiliates                                            (604,697)
     Accumulated deficit                                                      (81,608)

                                                                         ------------
TOTAL STOCKHOLDERS' EQUITY                                                  2,657,647
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  4,716,641
                                                                         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                           Years Ended
                                                  ----------------------------
                                                    December        December
                                                    31, 2004        31, 2003
                                                  ------------    ------------
SALES
     Contract sales                               $  5,483,560    $  5,777,986
     Product sales                                     185,554         216,402

                                                  ------------    ------------
     TOTAL SALES                                     5,669,114       5,994,388
                                                  ------------    ------------

COST OF SALES
     Contract sales                                  4,350,528       4,526,782
     Product sales                                     111,292          66,105

                                                  ------------    ------------
     TOTAL COST OF SALES                             4,461,820       4,592,887
                                                  ------------    ------------

GROSS PROFIT                                         1,207,294       1,401,501
                                                  ------------    ------------

OPERATING EXPENSES
     General and administrative expenses             1,375,471         626,756
     Sales and marketing                               320,557         223,050

                                                  ------------    ------------
TOTAL OPERATING EXPENSES                             1,696,028         849,806
                                                  ------------    ------------

INCOME (LOSS) FROM OPERATIONS                         (488,734)        551,695
                                                  ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                      218,958          73,584
     Interest expense                                  (32,468)        (11,719)
     Gain on Triumph settlement                        483,775              --
     Other expense                                    (216,069)        (52,516)

                                                  ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                           454,196           9,349
                                                  ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (34,538)        561,044

PROVISION FOR INCOME TAXES                              37,668              --
                                                  ------------    ------------

NET INCOME (LOSS)                                 $    (72,206)   $    561,044
                                                  ============    ============


NET INCOME (LOSS) PER SHARE:
     BASIC AND DILUTED                            $          *    $       0.01
                                                  ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                              65,977,350      63,200,000
                                                  ============    ============

* - Less than $0.01

PRO FORMA NET INCOME (LOSS):

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                   $    561,044

PROVISION FOR INCOME TAXES                                             224,418
                                                                  ------------

PRO FORMA NET INCOME (LOSS)                                       $    336,626
                                                                  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                                                                                                       Retained
                                                    Common Stock          Additional      Due From     Earnings/       Total
                                              -------------------------     Paid-in      Officers/   (Accumulated   Stockholders'
                                                Shares        Amount        Capital      Affiliates     Deficit)       Equity
                                              -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002                     63,200,000        63,200       191,270      (539,055)      500,741       216,156

Repayment of advances to officers/affiliates           --            --            --       256,779            --       256,779

Net income                                             --            --            --            --       561,044       561,044

                                              -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2003                     63,200,000        63,200       191,270      (282,276)    1,061,785     1,033,979

Shares issued in transaction with
    Bikini Team International, Inc.               745,000           745          (745)           --            --            --

Undistributed earnings of LLCs                         --            --     1,071,187            --    (1,071,187)           --

Advances to officers/affiliates                        --            --            --      (322,421)           --      (322,421)

Issuance of common stock for cash, net of
    offering cost paid in cash of $435,000     10,000,000        10,000     1,555,000            --            --     1,565,000

Payment of offering costs with common stock     3,500,000         3,500        (3,500)           --            --            --

Cancelation of shares issued to GCH and
    payment for shares retained by GCH         (5,200,000)       (5,200)      455,200            --            --       450,000

Amortization of fair value of warrants
    issued to consultant                               --            --         3,295            --            --         3,295

Net (loss)                                             --            --            --            --       (72,206)      (72,206)

                                              -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2004                     72,245,000   $    72,245   $ 3,271,707   $  (604,697)  $   (81,608)  $ 2,657,647
                                              ===========   ===========   ===========   ===========   ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                  Years Ended
                                                                          ---------------------------
                                                                            December       December
                                                                            31, 2004       31, 2003
                                                                          ------------   ------------
CASH FLOW FROM (TO) OPERATING ACTIVITIES:
     Net income (loss)                                                    $    (72,206)  $    561,044
     Adjustment to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Depreciation expense                                                46,565         39,302
            Gain on Triumph settlement                                        (483,775)            --
            Amortization of fair value of warrants issued to consultants         3,295             --
     Changes in operating assets and liabilities:
        Other receivables                                                       12,000          6,000
        Accounts receivable                                                   (337,036)      (226,104)
        Due from officers/affiliates                                          (322,421)       256,779
        Inventory                                                              (65,081)            --
        Contract costs                                                        (171,468)    (1,024,166)
        Other current assets                                                    33,700        (38,527)
        Accounts payable                                                       (47,008)     1,267,382
        Accrued expenses                                                       189,606         40,150
        Deferred taxes                                                          37,668             --

                                                                          ------------   ------------
Net cash provided by (used in) operating activities                         (1,176,161)       881,860
                                                                          ------------   ------------

CASH FLOW FROM (TO) INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (395,538)          (734)

                                                                          ------------   ------------
Net cash (used in) investing activities                                       (395,538)          (734)
                                                                          ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from factoring receivables, net                                  157,154             --
     Proceeds from the sale of common stock                                  2,450,000             --
     Payment of offering costs                                                (435,000)
     Payments on capital lease obligations                                     (18,810)            --
     Payments on notes payable                                                 (69,006)      (195,261)

                                                                          ------------   ------------
Net cash provided by (used in) financing activities                          2,084,338       (195,261)
                                                                          ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          512,639        685,865

CASH AND CASH EQUIVALENTS, Beginning of year                                   690,129          4,264
                                                                          ------------   ------------

CASH AND CASH EQUIVALENTS, End of year                                    $  1,202,768   $    690,129
                                                                          ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                                        $     32,468   $     11,719
                                                                          ============   ============
     Income taxes paid                                                    $     18,292   $         --
                                                                          ============   ============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Issuance of notes payable for accounts payable                       $    135,036   $    198,310
                                                                          ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

Note 1 - Organization and Significant Accounting Policies

      Organization and Line of Business

      Logistical Support, LLC ("Logistical") is a California limited liability company incorporated on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company incorporated on November 19, 1997. Logistical and Hill are two entities under common control. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock. 5,200,000 of these shares of common stock and warrants to purchase 11,363,637 shares of common stock were subsequently returned and canceled (See Note 8). The warrants have an exercise price of $0.20 and expire on February 28, 2009. Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed to elect Mr. Harry Lebovitz and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. After the closing the members of Logistical and Hill owned approximately 98.8% (before exercise of the warrants) of the outstanding shares of Bikini common stock. Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. (the "Company"). Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

      The accompanying financial statements are presented on a consolidated basis as if this transaction had occurred on December 31, 2002. The historical financial statements are those of Logistical and Hill.

      The Company has two manufacturing facilities located in Chatsworth, California and it manufactures, overhauls, repairs and sells military spare parts under government contracts. The Company's primary customer is the United States Government.

      Consolidated Financial Statements

      The accompanying consolidated financial statements include the accounts of the Company, Logistical and Hill. The accompanying consolidated financial

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

      statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2004, the Company used estimates in determining the realization of its accounts receivable and inventory, valuation of contract costs in excess of billings and recognition of revenue based on a percentage of completion. Actual results could differ from these estimates.

      Risks and Uncertainties

      The Company is engaged in supplying aerospace products to the United States military, and is subject to certain business risks specific to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

      The highly competitive market for business and supplying aerospace products is also subject to certain business risks. These risks include timely development and certification of new product offerings, the current state of the general aviation and commuter aircraft markets, and government regulations affecting commuter aircraft.

      Fair Value of Financial Instruments

      For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, inventory, contract costs, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

      Cash and Cash Equivalents

      For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, and all certificates of deposit.

      Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

      limit. The Company has not experienced a loss in such accounts. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company's principal customer is the United States government which accounted for 96.4% and 93% of the Company's sales for the years ended December 31, 2004 and 2003, respectively. Management does not believe significant credit risk existed at December 31, 2004.

      Inventory

      Inventory consisting principally of parts are stated at the lower of cost or market utilizing the first-in, first-out method or market.

      Contract Costs/Contract Billings

      Contract costs are stated at cost plus estimated profits, but not in excess of realizable value, less amounts billed on the contract. The estimated profits on a contract are based on the Company's historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of the Company's estimated overhead. The actual results could differ significantly from the Company's estimates that these differences could be material to the Company's financial statements. The Company accounts for the change in estimate in the period of change so that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimate had been the original estimate.

      Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

      Revenue Recognition

      Sales under long-term government contracts are recorded under the percentage of completion method. Incurred costs plus estimated profits are recorded as contract sales as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the Company's estimates of costs and contract value. Cost estimates include direct and indirect costs such as labor, materials and factory overhead. Contract change orders and claims are included when they can be reasonably estimated and realization is probable. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

      On a contract by contract basis, the Company presents those contracts where the contract cost plus estimated profit exceeds current billings as

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

      a current asset in the accompanying consolidated balance sheet and presents those contracts where the current billings exceed the contract costs plus estimated profits as a current liability in the accompanying consolidated balance sheet.

      Revenue from product sales are recognized at the time the products are shipped.

      Shipping and handling charges that are billed to customers are included in gross sales, with the related costs included in cost of sales.

      Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

      Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Earnings (Loss) Per Share

      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 17,633,937 and 0 common equivalent shares outstanding at December 31, 2004 and 2003, respectively. The Company has a net loss for the year ended December 31, 2004. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

      Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2004 and 2003, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of shareholders equity the change in comprehensive loss.

      Reclassification

      Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

      Recently Issued Accounting Pronouncements

      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall consolidated results of operations or consolidated financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

      In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs -- An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.



      In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

      nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the consolidated financial statements as the Company has not granted any equity instruments to employees.


Note 2 - Other Receivable

      Other receivable at December 31, 2004 consists of an $18,000 receivable from Coast Metal Craft Inc. as a result of a settlement and mutual release agreement entered into. The receivable balance is due in monthly payments of $1,000 and with any remaining balance due on July 15, 2006.


Note 3 - Due From Officers/Affiliates

      Due from officers at December 31, 2004 and 2003 of $405,093 and $248,336 is principally advances made to certain of the Company's executives. These advances are non-interest bearing and are payable upon the demand of the Company.

      Due from affiliates at December 31, 2004 and 2003 of $199,604 and $33,940 is principally advances made to certain companies that are owned or partially owned by individuals who had a membership interest in the Company. These advances are non-interest bearing and are payable upon the demand of the Company.


Note 4 - Contract Costs

      Contract costs at December 31, 2004 consisted of the following:




      Contract cost incurred, including estimated profit       $   13,017,305
      Less: amounts billed                                        (10,733,026)
                                                               --------------
                                                               $    2,284,279
                                                               ==============

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


      Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

      Contract costs in excess of billings                     $    2,312,239
      Billings in excess of contract costs                            (27,960)
                                                               --------------
                                                               $    2,284,279
                                                               ==============

      The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

      During the years ended December 31, 2004 and 2003, there were no significant differences in the Company's estimated profits on contracts as reported in prior year financial statements and the actual results.


Note 5 - Property and Equipment

      The cost of property and equipment at December 31, 2004 consisted of the following:



      Machinery and equipment                                  $     183,716
      Test Equipment                                                 280,722
      Automobiles                                                     53,983
      Office equipment                                                21,071
                                                               -------------
                                                                     539,492
      Less accumulated depreciation and amortization                (123,331)
                                                               -------------

                                                               $     416,161
                                                               =============

      Depreciation expense for the years ended December 31, 2004 and 2003 was $46,565 and $39,302, respectively.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

Note 6 - Notes Payable

      The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18%, maturing from 2004 to 2006.

      Principal payments on these notes payable are as follows:

      Year ending December 31,
          2005                             $         81,272
          2006                                       21,881
                                           ----------------

                                           $        103,153
                                           ================


Note 7 - Due to Factor

      On October 23, 2003, the Company entered into a one year agreement with Commerce Funding Corporation for the financing of its receivables. The agreement was automatically renewed until October 23, 2005. The interest rate on this receivable financing agreement is prime plus 1% (6.25% at December 31, 2004) and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At December 31, 2004, the Company had $157,154 outstanding under this agreement.


Note 8 - Stockholders' Equity


      Transaction with Bikini Team International, Inc.

      On May 27, 2004, the Company entered into a Share Exchange Agreement with Bikini, a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock (5,200,000 of which were subsequently canceled - See below) and warrants to purchase 20,997,574 (11,363,637 of which were subsequently canceled - See below) shares of Bikini common stock. The accompanying statement of stockholders' equity is on a consolidated basis as if this transaction had occurred on December 31, 2002 and the historical statement of stockholders' equity is that of the Company.

      Agreements with GCH Capital Ltd.

      On May 27, 2004, the Company entered into a series of agreements with GCH Capital Ltd. ("GCH") including an acquisition consulting agreement, a consulting agreement and a repurchase option agreement. In connection with these agreements, the Company issued a contingent promissory note payable to GCH in the amount of $300,000, issued to GCH 11,200,000 shares of the Company's common stock, issued 11,363,637 warrants to purchase shares of the Company's common stock and issued an additional 1,000,000 warrants to

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

      purchase shares of the Company's common stock. The warrant to purchase 1,000,000 shares of the Company's common stock was at an exercise price $0.20 per shares and was for consulting services to be performed over a two-year period. The fair value of these warrants of $19,771 was determined using the Black-Scholes model under the following assumptions:
      (1) expected life of 2 years; (2) volatility of 0%, (3) risk free interest of 3.5% and (4) dividend rate of 0%. As of December 31, 2004 the Company had recorded interest expense of $3,281 for amortization of the value of the warrants.

      On October 15, 2004, the Company entered into a general release and settlement agreement with GCH and its investors (the "Shareholders") whereby the Company and the Shareholders agreed to cancel all warrants, warrant agreements, promissory notes, consulting agreements and/or any other contractual relationships between the Company and the Shareholders. Of the 11,200,000 shares of common stock owned by the Shareholders, the Company and the Shareholders agreed to cancel 5,200,000 of the shares and the Shareholders agreed to pay the Company $450,000 for the remaining 6,000,000 shares, which was paid in November 2004.

      Private Placement of Common Stock

      On September 29, 2004, the Company executed a Securities Purchase Agreement in which it agreed to sell 10,000,000 shares of its common stock to select institutional accredited investors at $0.20 per share for $2,000,000. On October 1, 2004, the Company closed such financing transaction. The net proceeds received by the Company were $1,565,000.

      Hunter World Markets ("HWM"), acted as the Company's exclusive placement agent and financial advisor. In consideration for HWM's services, HWM received a fee of $290,000. In addition, HWM received 3,000,000 shares of common stock and received a five-year warrant to purchase 8,000,000 shares of the Company's common stock with an exercise price of $0.25 per share. Richardson & Patel LLP, the Company's legal counsel, also received a fee of $130,000 and 500,000 shares of Company's common stock for services in connection with this transaction. The shares issued to HWM and Richardson & Patel LLP were valued at $0.20 per share or $600,000 and $100,000 respectively, and the warrants issued to HWM were valued at $1,167,775 using the Black Scholes pricing model with the following assumption: (1) expected life of 5 years, (2) volatility of 100%, (3) risk free interest of 3.5% and (4) dividend rate of 0%. All of these shares and warrants are considered part of the fees and commissions paid to raise capital and have been recorded directly to stockholders' equity. The recording of the issuance of the above securities has no impact of Stockholders' equity as additional paid in capital would be both debited and credited for $1,867,775.

      As required by the Securities Purchase Agreement, the Company filed a registration statement to register the Shares, which was declared effective February 4, 2005. In the event the Company's closing stock price is less than $0.30 for 20 consecutive trading days, within the nine month period following the effective date of the registration statement, the Company shall make a one-time issuance of an additional 5,000,000 shares of the Company's common stock to the investors for no additional consideration.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

         Warrants

         The following table summarizes the warrants outstanding:

                                                        Weighted
                                                         Average
                                                         Exercise
                                         Warrants         Price
                                       ------------    ------------

      Balance, December 31, 2003                 --    $         --

         Granted                         29,997,574    $       0.21

         Canceled                       (12,363,637)   $       0.20
                                       ------------

      Balance, December 31, 2004         17,633,937    $       0.22
                                       ============

      Exercisable, December 31, 2004     17,633,937    $       0.22
                                       ============

      The weighted average remaining contractual life of warrants outstanding is
      4.43 years at December 31, 2004. The exercise price for the warrants outstanding at December 31, 2004 were as follows:

                      Number of                      Exercise
                      Warrants                         Price
                   ----------------                -------------

                         9,633,937                     $  0.20

                         8,000,000                     $  0.25
                   ---------------

                        17,633,937
                   ===============


Note 9 - Income Taxes

      No provision for income taxes has been made for federal or state income taxes, prior to the transaction with Bikini on May 27, 2004, as the Company was taxed as a partnership and the taxes are the personal responsibility of the members. As a result of the transaction with Bikini, the Company converted from a flow through entity for income tax purposes to a C corporation. The Company has disclosed in the consolidated statement of operations the pro forma income taxes that would have been recognized had the Company been taxed as a C corporation for income tax purposes.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

                  Deferred tax assets:
                        Accrued compensation                 $           4,615
                        Net operating loss carryforward                 17,192
                                                             -----------------
                  Total deferred tax assets                             21,807
                        Less valuation allowance                             -
                                                             -----------------
                                                                        21,807
                  Deferred tax liabilities -
                        Contract revenue                               (59,475)
                                                             -----------------
                  Net deferred tax liability                 $          37,668
                                                             =================

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

         The Components of deferred income tax expense (benefit) are as follows:

                                        December 31,
                                           2004
                                        -----------

      Accrued compensation              $    4,615

      Net operating loss carryforward       17,192

      Contract revenue                     (59,475)
                                        ----------

      Income tax expense                $  (37,668)
                                        ==========

      Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

                                               December 31,
                                                   2004
                                               -----------

      Tax expense at federal statutory rates   $   (3,496)
      Income related to LLC's                       3,197
      State taxes paid                             (6,219)
      Meals and entertainment                       2,297
      Contract revenue                            (19,948)
      Accrued officer salary                        3,923
      Accrued vacation                              1,935
      Other                                         1,120
      Net operating loss carryforward              17,191
                                               ----------

                                               $       --
                                               ==========

      At December 31, 2004, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $17,000 and $9,500, respectively. Federal NOLs could, if unused, expire in varying amounts in the years through 2019. State NOLs, if unused, could expire in varying amounts through 2019.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

Note 10 - Related Party Transactions

      The Company purchased component parts from an affiliated company in the amount of $94,815 and $159,815, during the years ended December 31, 2004 and 2003, respectively.

      On November 30, 2004, the Company entered into a consignment agreement with Hill Industries, Inc., a related party, whereby Hill Industries will deliver products to the Company to be sold on a consignment basis. The Company did not have any consignment sales under this agreement during the year ended December 31, 2004.


Note 11 - Commitments and Contingencies

      Litigation

      In December 2003 the Company filed an Arbitration proceeding against one of its major suppliers, Triumph Components-Arizona, Inc., claiming that the supplier defaulted on its performance on purchase orders. Responding to this proceeding the supplier issued a stop work order and refused to return materials supplied to it by the Company.

      On May 19, 2004, the companies entered into a Settlement Agreement, the substantive terms of which are as follows:

      o Triumph will return all materials for jobs which it will not be responsible to complete. Any jobs that it has agreed to complete will be done in a timely manner.

      o Triumph will reduce the amount owed to it of approximately $1,463,000 from the Company to $750,000.

      Under the terms of the Settlement Agreement, the Company recognized a gain in the second quarter of 2004, the period in which the settlement was reached. The Company reflected the benefit of the settlement which reduced current liabilities by approximately $484,000 after giving effect to attorney fees which were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by the Company to complete these contracts. The costs associated with the takeover of the aforementioned supplier responsibilities by the Company of approximately $180,000, have been provided for and were netted against the gain to be recognized on the settlement.

      Under the terms of the Settlement Agreement, Triumph agreed to return certain material and deliver certain goods to the Company with respect to the sub-contracts in process, and the Company determined to terminate certain other contracts. However, the Company maintains that not all the materials were returned and certain parts delivered by Triumph were

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

      rejected for quality reasons. The Company also maintains that Triumph has breached other terms and conditions of the Settlement Agreement, as well.

      On November 23, 2004, the Company filed a Demand for Arbitration with the American Arbitration Association concerning the Settlement Agreement with Triumph (the "Arbitration"). The Company hopes to resolve all disputes under the Settlement Agreement through the Arbitration if the disputes cannot be settled by mutual agreement. The Company currently owes Triumph approximately $600,000 under the Settlement Agreement. The Company will seek to adequately resolve all matters with Triumph before paying the amount in full. The Company cannot determine what losses may result from this, if any.

      On December 7, 2004, the Company was given notice by Triumph's legal counsel that the Company is in default of certain provisions of the Security Agreement and Settlement Agreement. Triumph asserted that it intends to utilize its rights and remedies including taking possession of the Collateral under the Security Agreement. The Company denies the default allegations as set forth in Triumph's letter and will seek to include these alleged default matters in the Arbitration. The Company maintains that all disputes between the parties must be resolved through the Arbitration in accordance with the terms of the Settlement Agreement.

      On December 17, 2004, Triumph filed an action in state court seeking to attach the assets of the Company up to the approximate amount of $991,000. On January 10, 2005 a hearing was conducted and the Company successfully defeated the action. The court denied the attachment.

      On February 4, 2005, the Company received notice that on February 3, 2005, Triumph filed an Application for Interim Relief in the Arbitration pending in Arizona (the "Application for Relief"). The Application for Relief seeks to attach up to $891,258 of the Company's cash receipts on certain government contracts in process that are the subject matter of the Settlement Agreement and the Arbitration. The Application for Relief is substantially the same as the Attachment action that was denied by the Los Angeles Superior Court on January 10, 2005. There is no hearing date currently set for the Application for Relief, but the Registrant's Opposition to the Application was filed February 14, 2005. While the Company will vigorously challenge Triumph's actions, the Company cannot control the outcome.

      In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2004, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

      Guarantor

      The Company is one of six guarantors that has guaranteed the debt of an affiliated company. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. At December 31, 2004 and 2003, the debt of the affiliate company amounted to $310,767 and $320,767, respectively. In the event that the affiliate was unable to repay the note payable to the financial institution, the maximum exposure to the Company would be the outstanding amount of debt. If the Company had to fulfill its obligation under this guarantee, it would attempt to recover its loss from the five other guarantors and from the affiliated company. In addition, the holder of the loan has a security interest in all of Hill's assets.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

      Other Long-Term Liabilities

      Other long-term liabilities consist of a provision for parts and materials related to one contract completed in 2000 of $76,670.

      Leases

      The Company leases a 14,600 square foot office building in Chatsworth, California under an operating lease agreement that expires in May 2007. The lease provides for current monthly lease payments of $9,780 increasing over the term of the lease. The Company also leases office equipment and an automobile under non-cancelable operating leases. In addition, the Company leases office equipment under capital lease obligations.

      Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                             Capital       Operating
                                                             Leases          Leases
                                                          ------------    ------------
      Year ending December 31,
      2005                                                $     23,896    $    238,357
      2006                                                      23,896         249,882
      2007                                                      23,896         175,336
      2008                                                      19,969           9,928
                                                          ------------    ------------

      Net Minimum Lease Payments                                91,657    $    673,503
                                                          ------------    ============

      Less: Amounts Representing Interest and Sales Tax        (20,346)
                                                          ------------

      Present Value of Net Minimum Lease Payments               71,311
      Less: Current Portion                                    (16,449)
                                                          ------------

      Long-Term Portion                                   $     54,862
                                                          ============

      The Company incurred rent expense of $144,078 and $116,729 for the years ended December 31, 2004 and 2003, respectively. Depreciation expense for the assets under capital leases was $4,835 and $3,944 for the years ended December 31, 2004 and 2003, respectively.

      On February 1, 2005, the Company entered into a non-cancelable operating lease agreement to lease additional warehouse space in Chatsworth, California. The lease expires on January 31, 2008 and provides for monthly lease payments of $9,928.



Note 12 - Bell Helicopter Textron Inc. ("Bell")

      Subsequent to December 31, 2004 Hill and Logistical along with Hill Industries, Inc. a related party of the Company were named in a lawsuit by

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

      Bell. Bell alleges the three companies named, act as one entity and therefore all Company's are liable under the complaint. Bells complaint states the named companies have sold parts to customers bearing markings that are known markings of Bell, without Bell's knowledge, on parts not manufactured by Bell, not authorized for distribution by Bell, and not complying with Bell specifications. Bell is seeking judgment to be awarded attorney costs and punitive damages incurred as a result of the companies alleged unlawful and trademark infringing activities and unfairly competing with Bell. The Company received a summons dated March 14, 2005 to submit and answer to the complaint within twenty days of receipt. The Company has hired counsel and is seeking to have Hill and Logistical removed from the complaint as they have never sold nor produced the item in question.