Form 10KSB/A
period 2004-12-31
Logistical Support, Inc
filed 2005-05-06
CIK 1158486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

                                EXPLANATORY NOTE

      This Amendment to 10-KSB is made on May 3, 2005 solely to correct the letterhead of the auditors' reports and to make certain explanatory statements in the footnotes to the beneficial ownership table under Item 11 of the Report.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

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

(4) Includes 3,000,000 common shares and 8,000,000 shares of common stock underlying a common stock purchase warrant exercisable at $0.25 per share. Hunter World Markets, Inc. is controlled by Mr. Todd Ficeto. The Company is not aware of any overlap in ownership or control between this and any other shareholder. A 50% passive investor in Hunter World Markets, Inc. is also a shareholder (66%) in the investment advisor for both Absolute Return Europe Fund and European Catalyst Fund. Mr. Todd M. Ficeto is the only other shareholder of Hunter World Markets, Inc., and he has no ownership interests in Absolute Return Europe Fund or European Catalyst Fund or the investment advisor. In the aggregate, the three entities own 13,000,000 shares of common stock of the Company and warrants to purchase 8,000,000 shares of common stock at an exercise price of $0.25 per share.

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

(7) Absolute Return Europe Fund is controlled by Mr. Florian Homm. The Company is not aware of any overlap in ownership or control between this and any other shareholder. A 50% passive investor in Hunter World Markets, Inc. is also a shareholder (66%) in the investment advisor for both Absolute Return Europe Fund and European Catalyst Fund. Mr. Todd M. Ficeto is the only other shareholder of Hunter World Markets, Inc., and he has no ownership interests in Absolute Return Europe Fund or European Catalyst Fund or the investment advisor. In the aggregate, the three entities own 13,000,000 shares of common stock of the Company and warrants to purchase 8,000,000 shares of common stock at an exercise price of $0.25 per share.

(8) European Catalyst Fund is controlled by Mr. Darius Parsi. The Company is not aware of any overlap in ownership or control between this and any other shareholder. A 50% passive investor in Hunter World Markets, Inc. is also a shareholder (66%) in the investment advisor for both Absolute Return Europe Fund and European Catalyst Fund. Mr. Todd M. Ficeto is the only other shareholder of Hunter World Markets, Inc., and he has no ownership interests in Absolute Return Europe Fund or European Catalyst Fund or the investment advisor. In the aggregate, the three entities own 13,000,000 shares of common stock of the Company and warrants to purchase 8,000,000 shares of common stock at an exercise price of $0.25 per share.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LOGISTICAL SUPPORT, INC.


                               By:/s/ Bruce Littell
                                  -----------------------------------------
                                      Bruce Littell
                                      President, Chief Executive Officer,
                                      Chief Accounting Officer and Director
Dated:   May 5, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signature                                        Title                              Date
    ---------                                        -----                              ----


/s/ Bruce Littell                   President, Chief Executive Officer,             May 5, 2005
---------------------------         Chief Accounting Officer and Director
Bruce Littell



/s/ Harry Lebovitz                  Director                                        May 5, 2005
---------------------------
Harry Lebovitz



/s/ Lucy Aikman                     Secretary                                       May 5, 2005
---------------------------
Lucy Aikman

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                                DENVER, CO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Logistical Support, Inc and Subsidiaries
Chatsworth, California

We have audited the accompanying consolidated balance sheet of Logistical Support, Inc and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logistical Support, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ AJ Robbins PC
Certified Public Accountants

Denver, Colorado
February 11, 2005 except for note 12,
as to which the date is March 14, 2005

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