Form 10QSB
period 2005-03-31
Logistical Support, Inc
filed 2005-05-23
CIK 1158486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2005 - 72,245,000 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            LOGISTICAL SUPPORT, INC.
                                      Index

                                                                                Page
                                                                               Number
                                                                               ------
PART I.    FINANCIAL INFORMATION                                                  2

Item 1.    Financial Statements                                                   2

           Consolidated Balance Sheet as of March 31, 2005 (unaudited)            2

           Consolidated Statements of Operations for the
           three months ended March 31, 2005 and 2004 (unaudited)                 3

           Consolidated Statement of Stockholders Equity for the
           three months ended March 31, 2005 (unaudited)                          4

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2005 and 2004 (unaudited)                 5
           Notes to Consolidated Financial Statements (unaudited)                 6

Item 2.    Management's Discussion and Analysis or Plan of Operations            11

Item 3.    Controls and Procedures                                               15

PART II.   OTHER INFORMATION                                                     16

Item 1.    Legal Proceedings                                                     16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds           17

Item 3.    Defaults Upon Senior Securities                                       17

Item 4.    Submission of Matters to a Vote of Security Holders                   17

Item 5.    Other Information                                                     17

Item 6.    Exhibits                                                              18

SIGNATURES                                                                       19

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                          March 31,
                                                                            2005
                                                                         -----------
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $   827,988
     Other receivable                                                         12,000
     Accounts receivable, net of allowance for doubtful accounts of $0       265,983
     Inventory                                                                95,914
     Contract costs and estimated earnings in excess of billings           2,237,712
     Other current assets                                                    132,023
                                                                         -----------
TOTAL CURRENT ASSETS                                                       3,571,620

OTHER RECEIVABLE, net of current portion                                       6,000
PROPERTY AND EQUIPMENT, net                                                  415,461
                                                                         -----------
TOTAL ASSETS                                                             $ 3,993,081
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $ 1,277,903
     Accrued expenses                                                        335,453
     Accounts payable, related party                                          94,815
     Billings in excess of contract costs and estimated costs                 17,269
     Due to factor                                                            26,289
     Notes payable, current portion                                           62,402
     Capital lease obligations, current portion                               16,649
                                                                         -----------
TOTAL CURRENT LIABILITIES                                                  1,830,780

NOTES PAYABLE, net of current portion                                         12,915
CAPITAL LEASE OBLIGATIONS, net of current portion                             49,525
OTHER LONG-TERM LIABILITIES                                                   76,670
                                                                         -----------
TOTAL LIABILITIES                                                          1,969,890
                                                                         -----------

COMMITMENT AND CONTINGENCIES                                                      --

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; 5,000,000 shares
        authorized; 0 shares issued and outstanding                               --
     Common stock, $0.001 par value; 100,000,000 shares
        authorized; 72,245,000 shares issued and outstanding                  72,245
     Additional paid-in capital                                            3,271,707
     Due from officers/affiliates                                           (612,135)
     Accumulated deficit                                                    (708,626)
                                                                         -----------
TOTAL STOCKHOLDERS' EQUITY                                                 2,023,191
                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 3,993,081
                                                                         ===========

        The accompanying notes are an integral part of these consolidated the financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                        ---------------------------------
                                                          March 31,            March 31,
                                                            2005                 2004
                                                        ------------         ------------
                                                        (unaudited)           (unaudited)
SALES
     Contract sales                                     $  1,175,136         $  1,160,173
     Product sales                                            28,428                   --

                                                        ------------         ------------
     TOTAL SALES                                           1,203,564            1,160,173
                                                        ------------         ------------

COST OF SALES
     Contract sales                                        1,360,382            1,002,559
     Product sales                                            15,390                   --

                                                        ------------         ------------
     TOTAL COST OF SALES                                   1,375,772            1,002,559
                                                        ------------         ------------

GROSS PROFIT                                                (172,208)             157,614
                                                        ------------         ------------

OPERATING EXPENSES
     General and administrative expenses                     442,878              293,994
     Sales and marketing                                      47,298               72,990

                                                        ------------         ------------
TOTAL OPERATING EXPENSES                                     490,176              366,984
                                                        ------------         ------------

LOSS FROM OPERATIONS                                        (662,384)            (209,370)
                                                        ------------         ------------

OTHER INCOME (EXPENSE)
     Other income                                             30,524                2,558
     Interest expense                                         (2,801)              (5,627)
     Other expense                                           (30,025)             (15,709)
                                                        ------------         ------------
TOTAL OTHER INCOME (EXPENSE)                                  (2,302)             (18,778)
                                                        ------------         ------------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES            (664,686)            (228,148)

PROVISION (BENEFIT) FOR INCOME TAXES                         (37,668)                  --
                                                        ------------         ------------

NET LOSS                                                $   (627,018)        $   (228,148)
                                                        ============         ============


NET INCOME (LOSS) PER SHARE:
     BASIC AND DILUTED                                  $          *         $          *
                                                        ============         ============


WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                    72,245,000           63,200,000
                                                        ============         ============

*less than ($0.01)

        The accompanying notes are an integral part of these consolidated the financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock          Additional
                                   ------------------------    Paid-in
                                     Shares       Amount       Capital
                                   -----------  -----------  ------------
Balance, December 31, 2004         72,245,000       72,245     3,271,707

Advances to officers/affiliates            --           --            --

Net (loss)                                 --           --            --

                                   ----------     --------    ----------
Balance, March 31, 2005            72,245,000     $ 72,245    $3,271,707
                                   ==========     ========    ==========
                                                  Retained
                                    Due From      Earnings/          Total
                                    Officers/    (Accumulated    Stockholders'
                                   Affiliates      Deficit)         Equity
                                   -----------  --------------  --------------
Balance, December 31, 2004           (604,697)        (81,608)      2,657,647

Advances to officers/affiliates        (7,438)             --          (7,438)

Net (loss)                                 --        (627,018)       (627,018)

                                   ----------      ----------     -----------
Balance, March 31, 2005            $ (612,135)     $ (708,626)    $ 2,023,191
                                   ==========      ==========     ===========

        The accompanying notes are an integral part of these consolidated the financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                               ---------------------------
                                                                March 31,        March 31,
                                                                  2005              2004
                                                               -----------       ---------
                                                               (unaudited)       (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                   $  (627,018)      $(228,148)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Depreciation expense                                        12,949           8,169
    Changes in operating assets and liabilities:
      Other receivables                                                 --           2,000
      Accounts receivable                                          382,791         (39,452)
      Due from officers/affiliates                                  (7,438)       (107,648)
      Inventory                                                     (8,247)             --
      Contract costs                                                63,836         (56,265)
      Other current assets                                        (122,798)         26,560
      Accounts payable                                              56,318          54,056
      Accrued expenses                                              (6,233)         59,767
      Accounts payable, related party                               94,815              --
      Deferred taxes                                               (37,668)             --
                                                               -----------       ---------
Net cash (used in) operating activities                           (198,693)       (280,961)
                                                               -----------       ---------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             (12,249)             --
                                                               -----------       ---------
Net cash (used in) investing activities                            (12,249)             --
                                                               -----------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from factoring receivables, net                      (130,865)        147,849
    Payments on capital lease obligations                           (5,137)             --
    Payments on notes payable                                      (27,836)        (42,321)
                                                               -----------       ---------
Net cash provided by (used in) financing activities               (163,838)        105,528
                                                               -----------       ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                              (374,780)       (175,433)

CASH AND CASH EQUIVALENTS, Beginning of year                     1,202,768         690,129
                                                               -----------       ---------

CASH AND CASH EQUIVALENTS, End of year                         $   827,988       $ 514,696
                                                               ===========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

    Interest paid                                              $     2,801       $   5,627
                                                               ===========       =========
    Income taxes paid                                          $        --       $      --
                                                               ===========       =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of notes payable for accounts payable             $        --       $  75,645
                                                               ===========       =========

        The accompanying notes are an integral part of these consolidated the financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

The accompanying financial statements are presented on a consolidated basis as if this transaction had occurred on December 31, 2003. The historical financial statements are those of Logistical and Hill.

The Company has two manufacturing facilities located in Chatsworth, California and it manufactures, overhauls, repairs and sells military spare parts under government contracts. The Company's primary customer is the United States Government.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Stock Options

The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2005. As of March 31, 2005, there were zero options outstanding.

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the three months ended March 31, 2005 and 2004.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 17,633,937 and 0 common equivalent shares outstanding at March 31, 2005 and 2004, respectively. The Company had a net loss for the three months ended March 31, 2005. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive.

NOTE 3 - CONTRACT COSTS

Contract costs at March 31, 2005 consisted of the following:

            Contract cost incurred, including estimated profit   $ 9,568,741
            Less: amounts billed                                  (7,348,298)
                                                                 -----------
                                                                 $ 2,220,443
                                                                 ===========

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

            Contract costs in excess of billings                 $ 2,237,712
            Billings in excess of contract costs                     (17,269)
                                                                 -----------
                                                                 $ 2,220,443
                                                                 ===========

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2005 consisted of the following:

            Machinery and equipment                          $ 183,716
            Test equipment                                     292,786
            Automobiles                                         53,983
            Office equipment                                    21,256
                                                             ---------
                                                               551,741
            Less accumulated depreciation and amortization    (136,280)
                                                             ---------

                                                             $ 415,461
                                                             =========

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE

The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18%, maturing from 2005 to 2006.

NOTE 6 - DUE TO FACTOR

On October 23, 2003, the Company entered into a one year agreement with Commerce Funding Corporation ("Commerce") for the financing of its receivables. The agreement was automatically renewed until October 23, 2005. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At March 31, 2005, the Company had $26,289 outstanding under this agreement.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised), " Share-Based Payment" .. This revised statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123
(Revised) will not have an impact on the consolidated financial statements unless the Company issues stock options to its employees.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On February 4, 2005, the Company received notice that on February 3, 2005, Triumph filed an Application for Interim Relief in the Arbitration pending in Arizona (the "Application for Relief"). The Application for Relief seeks to attach up to $891,258 of the Company's cash receipts on certain government contracts in process that are the subject matter of the Settlement Agreement and the Arbitration. The Application for Relief is substantially the same as the Attachment action that was denied by the Los Angeles Superior Court on January 10, 2005. The Application for Relief was denied by the arbitrator on May 16, 2005

On March 14, 2005, Bell Helicopter Textron, Inc. ("Bell") filed a complaint against the Company's wholly owned subsidiaries, Logistical Support, LLC ("LS") and Hill Aerospace & Defense, LLC ("Hill") and Hill Industries, Inc. in the United States District Court for the Central District of California that was assigned case number CV05- 1835 (the "Complaint.") Hill Industries, Inc. ("Hill Inc.") is an entity wholly owned and independently operated by Mr. Harry Lebovitz, a member of our Board of Directors and a significant shareholder of the Company. The Company, LS and Hill, and their respective officers and directors (other than Mr. Lebovitz) exercise no control over Hill Inc.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On May 13, 2005, each of Registrant's subsidiaries - Hill Aerospace and Defense, LLC and Logistical Support LLC - signed a Settlement Agreement and Conditional Release of Claims (the "Settlement Agreements") whereby the litigation with Bell will be dismissed. Registrant shall pay no monetary damages under the Settlement Agreements.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Guarantor

The Company is one of six guarantors that has guaranteed the debt of an affiliated company. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. At March 31, 2005, the debt of the affiliate company amounted to $310,767. In the event that the affiliate was unable to repay the note payable to the financial institution, the maximum exposure to the Company would be the outstanding amount of debt. If the Company had to fulfill its obligation under this guarantee, it would attempt to recover its loss from the five other guarantors and from the affiliated company. In addition, the holder of the loan has a security interest in all of Hill's assets.

NOTE 9 - SUBSEQUENT EVENT

On May 5, 2005, the Company entered into an agreement with Hunter World Markets, Inc. ("Hunter"), whereby the Company engaged Hunter to act as its exclusive investment banker for a period of one year. The scope of the investment banking work shall include an offering of debt or equity securities and other investment banking services. Hunter will be paid fees between 8% and 10% for the aggregate value of the offering of securities and other customary fees for any other transactions brought to the Company by Hunter under the terms of the Agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

The accompanying financial statements are presented on a consolidated basis as if this transaction had occurred on December 31, 2003. The historical financial statements are those of Logistical and Hill.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to March 31, 2004

Our contract sales are principally derived from the manufacturing and overhauling of military aerospace spare parts under United States government contracts. Our revenue for the three months ended March 31, 2005 increased by $43,391 or 3.7% from $1,160,173 for the three months ended March 31, 2004 to $1,203,564 for the three months ended March 31, 2005. There was no significant increase in revenue for the three months ended March 31, 2004 compared to revenue for the same period in 2005 as we continue to work on existing contracts.

Our cost of sales for the three months ended March 31, 2005 increased by $373,213 or 37.2% from $1,002,559 for the three months ended March 31, 2004 to $1,375,772 for the three months ended March 31, 2005. Our gross margin (loss) for the three months ended March 31, 2005 was (14.3%) compared to 13.6% for the three months ended March 31, 2004. The decrease in gross margin is due to the actual costs on certain jobs in the first quarter of 2005 were higher than estimated and the cost to complete certain jobs increased.

General and administrative expenses for the three months ended March 31, 2005 increased by $148,884 or 50.6% from $293,994 for the three months ended March 31, 2004 to $442,878 for the three months ended March 31, 2005. The increase is principally due to higher professional fees due to us being a public company and an increase in salaries paid to officers, which were classified as member distributions in the prior year.

Sales and marketing expenses for the three months ended March 31, 2005 decreased by $25,692 or 35.2% from $72,990 for the three months ended March 31, 2004 to $47,298 for the three months ended March 31, 2005. The decrease is principally due to termination of an outside consultant to prepare marketing proposals.

Other income for the three months ended March 31, 2005 increased by $27,966 or 1,093% from $2,558 for the three months ended March 31, 2004 to $30,524 for the three months ended March 31, 2005. The increase is principally due to discounts taken on certain accounts payable and interest income and write-off of certain outstanding checks.

Interest expense for the three months ended March 31, 2005 decreased by $2,826 or 50.2% from $5,627 for the three months ended March 31, 2004 to $2,801 for the three months ended March 31, 2005. The decrease is principally due to fewer interest bearing debt obligations outstanding during the three months ended March 31, 2005. The Company is less dependent on debt financing since it raised equity capital in the fourth quarter of 2004.

Other expense for the three months ended March 31, 2005 increased by $14,316 or 91.1% from $15,709 for the three months ended March 31, 2004 to $30,025 for the three months ended March 31, 2005. The increase is principally due to increased finance charges.

Benefit for income taxes for the three months ended March 31, 2005 was $37,668 which reflects a net operating loss carryback as a result of the net loss incurred during the three months ended March 31, 2005. Prior to May 27, 2004 we were taxed as a flow through entity. Accordingly, there was no tax provision for the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $1,740,840, as compared to $2,388,889 at December 31, 2004. We had cash and cash equivalents of $827,988 at March 31, 2005 as compared to cash and cash equivalents of $1,202,768 at December 31, 2004. As of March 31, 2005, we have net contract costs and estimated earnings of $2,220,443 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved. We expect to decrease the time accounts payables are relieved as cash flow permits. Due to us not paying our accounts payable on a timely basis in the 2003 and early 2004, some of our vendors required us to convert the amount due them into notes payable that have defined repayment terms that are generally less than 18 months. These notes payable generally do not bear interest, but we have imputed interest at the rate of 12% for those notes payable that have repayment term greater than one year. We do not expect this conversion of accounts payable into notes payable to continue. On October 1, 2004 we closed a transaction in which we sold 10,000,000 shares of our common stock for $0.20 per share. We received $1,565,000 from the sale of these shares which was net of $435,000 in offering costs. We expect to use this funding to expand our operations and for working capital purposes. We believe our current cash on hand at March 31, 2005 plus cash expected to be generated from operations will be sufficient to sustain our current operations for the next twelve months.

During the three months ended March 31, 2005, our operating, investing and financing activities used cash of $198,693, $12,249 and $163,838, respectively. The cash used in operating activities was principally a result of our net loss offset by the collection of accounts receivable and cash used in investing activities was a result of the purchase of property and equipment. The cash used in financing activities was a result of the paydown of notes payable and capital lease obligations and the repayment of amounts due under our factoring line of credit.

On October 23, 2003, we entered into a one year agreement with Commerce Funding Corporation for the financing of our receivables. The agreement was automatically renewed until October 23, 2005. The interest rate on this receivable financing agreement is prime plus 1% (6.25% at March 31, 2005) and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At March 31, 2005 the amount outstanding under this agreement with Commerce was $26,289.

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

Cash on Hand

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months. The $2,000,000 we raised through the sale of our common stock that closed on October 1, 2004 will be used to satisfy our working capital requirements through 2005; however, we expect to have negative cash flow through the third quarter of 2005. Our cash balance beyond 2005 will depend on our 2005 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in 2004, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2005. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital except we are one of six guarantors that has guaranteed the debt of an affiliated company. At March 31, 2005, the debt of the affiliate company amounted to $310,767. In addition, the holder of the guaranty has a security interest in certain assets of our subsidiary, Hill Aerospace & Defense, LLC.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

         From time to time, we are subject to legal proceedings and claims in the ordinary course of business.

Triumph Components-Arizona, Inc.

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

         On February 4, 2005, the Company received notice that on February 3, 2005, Triumph filed an Application for Interim Relief in the Arbitration pending in Arizona (the "Application for Relief"). The Application for Relief seeks to attach up to $891,258 of the Company, Hill and LS's cash receipts on certain government contracts in process that are the subject matter of the Settlement Agreement and the Arbitration. The Application for Relief is substantially the same as the Attachment action that was denied by the Los Angeles Superior Court on January 10, 2005. The Application for Relief was denied by the arbitrator on May 16, 2005.

         Bell Helicopter Textron, Inc.

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

         On May 13, 2005, each of Registrant's subsidiaries - Hill Aerospace and Defense, LLC and Logistical Support LLC - signed a Settlement Agreement and Conditional Release of Claims (the "Settlement Agreements") whereby the litigation with Bell will be dismissed. Registrant shall pay no monetary damages under the Settlement Agreements.

         We are not a party to any other pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the company or its subsidiaries.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

10.4      General Release and Settlement Agreement dated October 15, 2004 (4)

10.5      Agreement with Commerce Funding Corporation dated October 23, 2003 (7)

10.6      Settlement Agreement with Triumph Components-Arizona, Inc. (7)

10.7      General Release and Settlement Agreement (6)

10.8      Lease Agreement for Eton Road Facility (8)

10.9 Settlement Agreement and Conditional Release of Claims between Bell Helicopter Textron Inc. and Logistical Support, LLC (9)

10.10 Settlement Agreement and Conditional Release of Claims between Bell Helicopter Textron Inc. and Hill Aerospace & Defense, LLC (9)

10.11     Investment Banking Agreement with Hunter World Markets, Inc.

21.1      List of subsidiaries (7)

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

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB dated April 15, 2005, as amended, and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 18, 2005, and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LOGISTICAL SUPPORT, INC.

May 23, 2005                         By: /s/ Bruce Littell
                                        ----------------------------------------
                                         Bruce Littell
                                         Co-Chairman and Chief Executive Officer