Form 10QSB
period 2005-06-30
Logistical Support, Inc
filed 2005-08-15
CIK 1158486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005 - 71,945,000 shares of common stock

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            LOGISTICAL SUPPORT, INC.
                                      INDEX

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION                                           2

Item 1.    Financial Statements                                            2

           Consolidated Balance Sheet as of June 30, 2005 (unaudited)      2

           Consolidated Statements of Operations for the
           three and six months ended June 30, 2005 and 2004 (unaudited)   3

           Consolidated Statement of Stockholders Equity for the
           six months ended June 30, 2005 (unaudited)                      4

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2005 and 2004 (unaudited)             5

           Notes to Consolidated Financial Statements (unaudited)          6

Item 2.    Management's Discussion and Analysis or Plan of Operations     12

Item 3.    Controls and Procedures                                        18

PART II.   OTHER INFORMATION                                              18

Item 1.    Legal Proceedings                                              18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    20

Item 3.    Defaults Upon Senior Securities                                20

Item 4.    Submission of Matters to a Vote of Security Holders            20

Item 5.    Other Information                                              20

Item 6.    Exhibits                                                       21

SIGNATURES                                                                22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                               JUNE
                                                                             30, 2005
                                                                        ------------------
                                                                            (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $          471,646
     Other receivable                                                               12,000
     Accounts receivable, net of allowance for doubtful accounts of $0             603,399
     Inventory                                                                      95,914
     Contract costs and estimated earnings in excess of billings                 2,091,556
     Other current assets                                                          134,726

                                                                        ------------------
TOTAL CURRENT ASSETS                                                             3,409,241

OTHER RECEIVABLE, net of current portion                                             2,000
PROPERTY AND EQUIPMENT, net                                                        434,565

                                                                        ------------------
TOTAL ASSETS                                                            $        3,845,806
                                                                        ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Cash overdraft                                                     $           34,340
     Accounts payable                                                            1,236,238
     Accounts payable - related party                                               94,815
     Accrued expenses                                                              249,658
     Billings in excess of contract costs and estimated costs                       17,595
     Due to factor                                                                 129,326
     Notes payable, current portion                                                 44,954
     Capital lease obligations, current portion                                     28,143
     Other Liabilities                                                             151,670
                                                                        ------------------
TOTAL CURRENT LIABILITIES                                                        1,986,739

NOTES PAYABLE, net of current portion                                               16,638
CAPITAL LEASE OBLIGATIONS, net of current portion                                   68,943

                                                                        ------------------
TOTAL LIABILITIES                                                                2,072,320
                                                                        ------------------

COMMITMENT AND CONTINGENCIES                                                            --

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; 5,000,000 shares
       authorized; 0 shares issued and outstanding                                      --
     Common stock, $0.001 par value; 100,000,000 shares
       authorized; 72,145,000 shares issued and outstanding                         72,145
     Additional paid-in capital                                                  3,246,807
     Due from officers/affiliates                                                 (626,459)
     Accumulated deficit                                                          (919,007)

                                                                        ------------------
TOTAL STOCKHOLDERS' EQUITY                                                       1,773,486
                                                                        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $        3,845,806
                                                                        ==================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                   LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                               -----------------------------   -----------------------------
                                                    JUNE           JUNE            JUNE           JUNE
                                                  30, 2005       30, 2004         30, 2005       30, 2004
                                               -------------   -------------   -------------   -------------
                                                 (unaudited)     (unaudited)     (unaudited)   (unaudited)
SALES
     Contract sales                            $   1,091,903   $   1,039,581   $   2,267,039   $   2,199,754
     Product sales                                    31,198          20,260          59,626          20,260

                                               -------------   -------------   -------------   -------------
     TOTAL SALES                                   1,123,101       1,059,841       2,326,665       2,220,014
                                               -------------   -------------   -------------   -------------

COST OF SALES
     Contract sales                                  865,467         829,412       2,225,849       1,831,971
     Product sales                                    26,594              --          41,984              --

                                               -------------   -------------   -------------   -------------
     TOTAL COST OF SALES                             892,061         829,412       2,267,833       1,831,971
                                               -------------   -------------   -------------   -------------

GROSS PROFIT                                         231,040         230,429          58,832         388,043
                                               -------------   -------------   -------------   -------------

OPERATING EXPENSES
     General and administrative expenses             367,737         315,410         810,615         609,404
     Sales and marketing                              54,686          89,643         101,984         162,633

                                               -------------   -------------   -------------   -------------
TOTAL OPERATING EXPENSES                             422,423         405,053         912,599         772,037
                                               -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                                (191,383)       (174,624)       (853,767)       (383,994)
                                               -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
     Other income                                      2,009           2,403          32,533           4,961
     Interest expense                                 (2,397)         (3,424)         (5,198)         (9,051)
     Gain on Triumph settlement                           --         483,775              --         483,775
     Other expense                                   (18,610)        (70,580)        (48,635)        (86,289)

                                               -------------   -------------   -------------   -------------
TOTAL OTHER INCOME (EXPENSE)                         (18,998)        412,174         (21,300)        393,396
                                               -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                 (210,381)        237,550        (875,067)          9,402

PROVISION (BENEFIT) FOR INCOME TAXES                      --         218,000         (37,668)        218,000
                                               -------------   -------------   -------------   -------------

NET INCOME (LOSS)                              $    (210,381)  $      19,550   $    (837,399)  $    (208,598)
                                               =============   =============   =============   =============


NET INCOME (LOSS) PER SHARE:
     BASIC                                     $       (0.00)  $        0.00   $       (0.01)  $       (0.00)
                                               =============   =============   =============   =============
     DILUTED                                   $       (0.00)  $        0.00   $       (0.01)  $       (0.00)
                                               =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                        72,194,451      63,478,352      72,219,586      63,339,176
                                               =============   =============   =============   =============
     DILUTED                                      72,194,451      76,676,896      72,219,586      63,339,176
                                               =============   =============   =============   =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                                   RETAINED
                                             COMMON STOCK          ADDITIONAL       DUE FROM       EARNINGS/        TOTAL
                                     ---------------------------     PAID-IN        OFFICERS/    (ACCUMULATED    STOCKHOLDERS'
                                        SHARES         AMOUNT        CAPITAL       AFFILIATES      DEFICIT)         EQUITY
                                     ------------   ------------   ------------   ------------   ------------   --------------
Balance, December 31, 2004             72,245,000         72,245      3,271,707       (604,697)       (81,608)       2,657,647

Advances to officers/affiliates                --             --             --        (21,762)            --          (21,762)
Repurchase of shares                     (100,000)          (100)       (24,900)                                       (25,000)

Net (loss)                                     --             --             --             --       (837,399)        (837,399)

                                     ------------   ------------   ------------   ------------   ------------   --------------
Balance, June 30, 2005                 72,145,000   $     72,145   $  3,246,807   $   (626,459)  $   (919,007)  $    1,773,486
                                     ============   ============   ============   ============   ============   ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                   LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended
                                                                     -------------------------------
                                                                          June             June
                                                                        30, 2005         30, 2004
                                                                     --------------   --------------
                                                                       (unaudited)      (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                          $     (837,399)  $     (208,598)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation expense                                                  47,538           16,902
       Gain on Triumph settlement                                                --         (483,775)
       Amortization of fair value of warrants issued to consultants              --              824
   Changes in operating assets and liabilities:
     Other receivables                                                        4,000            6,000
     Accounts receivable                                                     45,375          (41,099)
     Due from officers/affiliates                                           (21,762)        (167,873)
     Inventory                                                               (8,247)              --
     Contract costs                                                         210,318          124,980
     Other current assets                                                  (125,501)          25,998
     Accounts payable                                                       109,468          (96,293)
     Accrued expenses                                                       (92,028)         147,921
     Deferred taxes                                                         (37,668)         218,000
     Other liabilities                                                       75,000               --

                                                                     --------------   --------------
Net cash (used in) Operating activities                                    (630,906)        (457,013)
                                                                     --------------   --------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (30,342)              --

                                                                     --------------   --------------
Net cash (used in) investing activities                                     (30,342)              --
                                                                     --------------   --------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                       34,340               --
   Proceeds from factoring receivables, net                                 (27,828)         134,570
   Repurchase of common stock from a related party                          (25,000)              --
   Payments on capital lease obligations                                     (9,825)              --
   Payments on notes payable                                                (41,561)         (83,589)

                                                                     --------------   --------------
Net cash provided by (used in) financing activities                         (69,874)          50,981
                                                                     --------------   --------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        (731,122)        (406,032)

CASH AND CASH EQUIVALENTS, Beginning of period                            1,202,768          690,129
                                                                     --------------   --------------

CASH AND CASH EQUIVALENTS, End of period                             $      471,646   $      284,097
                                                                     ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

   Interest paid                                                     $        5,198   $        9,051
                                                                     ==============   ==============
   Income taxes paid                                                 $           --   $           --
                                                                     ==============   ==============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Capital lease obligation                                          $       35,600   $           --
                                                                     ==============   ==============
   Issuance of notes payable for accounts payable                    $           --   $      118,096
                                                                     ==============   ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Organization
------------

Logistical Support, LLC ("Logistical") is a California limited liability company incorporated on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company incorporated on November 19, 1997. Logistical and Hill are two entities under common control. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock. 5,200,000 of these shares of common stock and warrants to purchase 11,363,637 shares of common stock were subsequently returned and canceled (See Note 8). The warrants have an exercise price of $0.20 and expire on February 28, 2009. Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed to elect Mr. Harry Lebovitz (Mr. Lebovitz has subsequently resigned and is taking a leave of absence- See Note 8)and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. After the closing the members of Logistical and Hill owned approximately 98.8% (before exercise of the warrants) of the outstanding shares of Bikini common stock. Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. (the "Company"). Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

The Company has two manufacturing facilities located in Chatsworth, California and it manufactures,

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


overhauls, repairs and sells military spare parts under government contracts. The Company's primary customer is the United States Government.

Stock Options
-------------

The Company did not grant any new options and no options were cancelled or exercised during the six months ended June 30, 2005. As of June 30, 2005, there were zero options outstanding.

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the six months ended June 30, 2005 and 2004.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 17,633,937 and 21,997,574 common equivalent shares outstanding at June 30, 2005 and 2004, respectively. The Company had a net loss for the six months ended June 30, 2005 and 2004 and the three months ended June 30, 2005. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive.

NOTE 3 - CONTRACT COSTS

Contract costs at June 30, 2005 consisted of the following:


 Contract cost incurred, including estimated profit       $       10,748,933
 Less: amounts billed                                             (8,674,972)
                                                          ------------------
                                                          $        2,073,961
                                                          ==================

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

 Contract costs in excess of billings                     $        2,091,556
 Billings in excess of contract costs                                (17,595)
                                                          ------------------
                                                          $        2,073,961
                                                          ==================

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2005 consisted of the following:


 Machinery and equipment                                  $          219,785
 Test equipment                                                      310,882

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 Automobiles                                                          53,983
 Office equipment                                                      9,823
                                                          ------------------
                                                                     594,473
 Less accumulated depreciation and amortization                     (159,908)
                                                          ------------------

                                                          $          434,565
                                                          ==================

NOTE 5 - NOTES PAYABLE

The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18%, maturing from 2005 to 2006.

NOTE 6 - DUE TO FACTOR

On October 23, 2003, the Company entered into a one year agreement with Commerce Funding Corporation for the financing of its receivables. The agreement was automatically renewed until October 23, 2005. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At June 30, 2005, the Company had $129,326 outstanding under this agreement.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment". This revised statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not have an impact on the consolidated financial statements unless the Company issues stock options to its employees.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

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

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On February 4, 2005, the Company received notice that on February 3, 2005, Triumph filed an Application for Interim Relief in the Arbitration pending in Arizona (the "Application for Relief"). The Application for Relief seeks to attach up to $891,258 of the Company's cash receipts on certain government contracts in process that are the subject matter of the Settlement Agreement and the Arbitration. The Application for Relief is substantially the same as the Attachment action that was denied by the Los Angeles Superior Court on January 10, 2005. The Application for Relief was denied by the arbitrator on May 16, 2005. Arbitration between the Company and Triumph is scheduled for the week of November 28, 2005.

On March 14, 2005, Bell Helicopter Textron, Inc. ("Bell") filed a complaint against the Company's wholly owned subsidiaries, Logistical Support, LLC ("LS") and Hill Aerospace & Defense, LLC ("Hill") and Hill Industries, Inc. in the United States District Court for the Central District of California that was assigned case number CV05-1835 (the "Complaint"). Hill Industries, Inc. ("Hill Inc.") is an entity wholly owned and independently operated by Mr. Harry Lebovitz, a former member of our Board of Directors and a significant shareholder of the Company. The Company, LS and Hill, and their respective officers and directors (other than Mr. Lebovitz) exercise no control over Hill Inc.

On May 13, 2005, each of Registrant's subsidiaries - Hill Aerospace and Defense, LLC and Logistical Support LLC - signed a Settlement Agreement and Conditional Release of Claims (the "Settlement Agreements") whereby the litigation with Bell will be dismissed. Registrant shall pay no monetary damages under the Settlement Agreement.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Guarantor
---------

The Company is one of six guarantors that has guaranteed the debt of an affiliated company. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. At June 30, 2005, the debt of the affiliate company amounted to $310,768. The Company is currently making the required payments on behalf of the affiliated company. In the event that the affiliate was unable to repay the note payable to the financial institution, the maximum exposure to the Company would be the outstanding amount of debt. If the Company had to fulfill its obligation under this guarantee, it would attempt to recover its loss from the five other guarantors and from the affiliated company. In addition, the holder of the loan has a security interest in all of Hill's assets.


Agreements
----------

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

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Repurchase of Common Stock
--------------------------

Effective June 1, 2005, the Company entered into a Separation Agreement by and between the Company, Hill Aerospace and Defense, LLC ("HAD"), Logistical Support, LLC ("LS") and Mr. Harry Lebovitz, Hill Industries, Inc. ("Hill Inc.") and Hill Industries, LLC ("Hill LLC"). Hill Inc. and Hill LLC are entities owned and controlled by Mr. Lebovitz. Pursuant to the terms of the Separation Agreement, Mr. Lebovitz has resigned effective immediately from the Board of Directors of the Company and effective July 1, 2005 he shall no longer serve in any management or service role at the Company or its subsidiaries, HAD and LS. Under the terms of the Agreement, Mr. Lebovitz has commenced a leave of absence ("LOA") from the Company and its subsidiaries. The initial LOA is contemplated to last for one year, whereupon the parties will review their respective status and Mr. Lebovitz's service with the Company, HAD or LS. Mr. Lebovitz will not draw a salary or other compensation during the LOA period.

In addition, during the LOA period, the Company shall purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the "Purchase Price"). The Company will purchase $25,000 per month of common stock at the Purchase Price for a period of twelve months commencing on June 15, 2005. The aggregate purchases shall not exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company may cease such purchases and would have no obligation to resume them. As of June 30, 2005, the Company has purchased 100,000 shares of common stock for $25,000.

NOTE 9 - SUBSEQUENT EVENT

Subsequent to June 30, 2005, the Company has purchased an additional 200,000 shares of common stock from Mr. Lebovitz for $50,000 pursuant to the Separation Agreement described in Note 8, above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information specifies certain forward-looking statements. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "could," "expect," "estimate," "anticipate," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by the company on the basis of assumptions considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representations, guaranty, or warranty is to be inferred from those forward-looking statements.

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

We have two facilities located in Chatsworth, California. One is used for machining and fabrication of parts and storage of consignment goods and the other one is used for repairing and overhauling spare parts and our corporate office.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to June 30, 2004
----------------------------------------------------------

Our contract sales are principally derived from the manufacturing and overhauling of military aerospace spare parts under United States government contracts. Our revenue for the three months ended June 30, 2005 increased by $63,260 or 6.0% from $1,059,841 for the three months ended June 30, 2004 to $1,123,101 for the three months ended June 30, 2005. There was no significant increase in revenue for the three months ended June 30, 2005 compared to revenue for the same period in 2004 as we continue to work on existing contracts.

Our cost of sales for the three months ended June 30, 2005 increased by $62,649 or 7.6% from $829,412 for the three months ended June 30, 2004 to $892,061 for the three months ended June 30, 2005. Our gross margin for the three months ended June 30, 2005 was 20.6% compared to 21.7% for the three months ended June 30, 2004. The decrease in gross margin is due to slightly higher costs associated with fulfilling certain contracts.

General and administrative expenses for the three months ended June 30, 2005 increased by $52,327 or 16.6% from $315,410 for the three months ended June 30, 2004 to $367,737 for the three months ended June 30, 2005. The increase is principally due to higher professional fees incurred by us that relate to our reporting and disclosure obligations as a public company, an increase in salaries paid to officers, which were classified as member distributions in the prior year, and moving costs related to occupying an additional facility in Chatsworth, California.

Sales and marketing expenses for the three months ended June 30, 2005 decreased by $34,957 or 39.0% from $89,643 for the three months ended June 30, 2004 to $54,686 for the three months ended June 30, 2005. The decrease is principally due to termination of an outside consultant to prepare marketing proposals.

Other income for the three months ended June 30, 2005 decreased by $394 or 16.4% from $2,403 for the three months ended June 30, 2004 to $2,009 for the three months ended June 30, 2005. The decrease in terms of actual dollars is not significant.

Interest expense for the three months ended June 30, 2005 decreased by $1,027 or 30.0% from $3,424 for the three months ended June 30, 2004 to $2,397 for the three months ended June 30, 2005. The decrease is principally due to fewer interest bearing debt obligations outstanding during the three months ended June 30, 2005. The Company is less dependent on debt financing since it raised equity capital in the fourth quarter of 2004.

On May 19, 2004, we settled our dispute with one of our major suppliers, Triumph Components-Arizona, Inc., whereby Triumph returned all materials for jobs which it will not be responsible to complete and Triumph reduced the amount owed to it of approximately $1,463,000 from us to $750,000. We recognized a gain on the settlement of this matter of $483,775 after giving effect to attorney fees which were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by us to complete these contracts. There was no such settlement during the three months ended June 30, 2005.

Other expense for the three months ended June 30, 2005 decreased by $51,970 or 73.6% from $70,580 for the three months ended June 30, 2004 to $18,610 for the three months ended June 30, 2005. The decrease is principally due to a provision for settlement with a consignor of inventory during the three months ended June 30, 2004.

Provision for income taxes for the three months ended June 30, 2004 was $218,000. The tax provision results from us converting from a flow through entity for income tax purposes to a C corporation on May 27, 2004. Accordingly, we recognized a deferred tax liability of $218,000 with a corresponding increase in the deferred provision for income taxes during the three months ended June 30, 2004.


Six Months Ended June 30, 2005 Compared to June 30, 2004
--------------------------------------------------------

Our revenue for the six months ended June 30, 2005 increased by $106,651 or 4.8% from $2,220,014 for the six months ended June 30, 2004 to $2,326,665 for the six months ended June 30, 2005. There was no significant increase in revenue for the six months ended June 30, 2005 compared to revenue for the same period in 2004 as we continue to work on existing contracts.

Our cost of sales for the six months ended June 30, 2005 increased by $435,862 or 23.8% from $1,831,971 for the six months ended June 30, 2004 to $2,267,833 for the six months ended June 30, 2005. Our gross margin for the six months ended June 30, 2005 was 2.5% compared to 17.5% for the six months ended June 30, 2004. The decrease in gross margin is due to us revising the estimated cost to complete two jobs by approximately $163,000. Both of these jobs were related to Triumph (See Note 8 in the accompanying notes to financial statements). During the settlement negotiation with Triumph, we were not permitted to inspect the condition of the material to be returned by Triumph. Instead, we relied on reports prepared by Triumph. The original cost estimation was based on the said reports. However, it was later found that: (a) Triumph overstated the "stage of completion" of certain parts; (2) certain parts are non-conforming. These are the issues to be resolved in the future arbitration.

General and administrative expenses for the six months ended June 30, 2005 increased by $201,211 or 33.0% from $609,404 for the six months ended June 30, 2f004 to $810,615 for the six months ended June 30, 2005. The increase is principally due to higher professional fees incurred by us that relate to our reporting and disclosure obligations as a public company, an increase in salaries paid to officers, which were classified as member distributions in the prior year, and moving costs related to occupying an additional facility in Chatsworth, California.

Sales and marketing expenses for the six months ended June 30, 2005 decreased by $60,649 or 37.3% from $162,633 for the six months ended June 30, 2004 to $101,984 for the six months ended June 30, 2005. The decrease is principally due to termination of an outside consultant to prepare marketing proposals.

Other income for the six months ended June 30, 2005 increased by $27,572 or 555.8% from $4,961 for the six months ended June 30, 2004 to $32,533 for the six months ended June 30, 2005. The increase is principally due to discounts taken on certain accounts payable and interest income and write-off of certain outstanding checks in the first quarter of 2005.

Interest expense for the six months ended June 30, 2005 decreased by $3,853 or 42.6% from $9,051 for the six months ended June 30, 2004 to $5,198 for the six months ended June 30, 2005. The decrease is principally due to fewer interest bearing debt obligations outstanding during the six months ended June 30, 2005. The Company is less dependent on debt financing since it raised equity capital in the fourth quarter of 2004.

On May 19, 2004, we settled our dispute with one of our major suppliers, Triumph Components-Arizona, Inc., whereby Triumph returned all materials for jobs which it will not be responsible to complete and Triumph reduced the amount owed to it of approximately $1,463,000 from us to $750,000. We recognized a gain on the settlement of this matter of $483,775 after giving effect to attorney fees which were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by us to complete these contracts. There was no such settlement during the six months ended June 30, 2005.

Other expense for the six months ended June 30, 2005 decreased by $37,654 or 43.6% from $86,289 for the six months ended June 30, 2004 to $48,635 for the six months ended June 30, 2005. The decrease is principally due to a provision for settlement with a consignor of inventory during the three months ended June 30, 2004.

Benefit for income taxes for the six months ended June 30, 2005 was $37,668 which reflects a net operating loss carryback as a result of the net loss incurred during the six months ended June 30, 2005. Prior to May 27, 2004 we were taxed as a flow-through entity. Provision for income taxes for the six months ended June 30, 2004 was $218,000. The tax provision results from us converting from a flow through entity for income tax purposes to a C corporation on May 27, 2004. Accordingly, we recognized a deferred tax liability of $218,000 with a corresponding increase in the deferred provision for income taxes during the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had working capital of $1,422,502, as compared to $2,388,899 at December 31, 2004. We had cash and cash equivalents of $471,646 at June 30, 2005 as compared to cash and cash equivalents of $1,202,768 at December 31, 2004. As of June 30, 2005, we have net contract costs and estimated earnings of $2,073,961 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved. We expect to decrease the time accounts payables are relieved as cash flow permits. Because we did not pay our accounts payable on a timely basis in 2003 and early 2004, some of our vendors required us to convert the amount due them into notes payable that have defined repayment terms that are generally less than 18 months. These notes payable generally do not bear interest, but we have imputed interest at the rate of 12% for those notes payable that have repayment term greater than one year. We do not expect this conversion of accounts payable into notes payable to continue. On October 1, 2004 we closed a transaction in which we sold 10,000,000 shares of our common stock for $0.20 per share. We received $1,565,000 from the sale of these shares which was net of $435,000 in offering costs. We expect to use this funding to expand our operations and for working capital purposes. We believe our current cash on hand at June 30, 2005 plus cash expected to be generated from operations will be sufficient to sustain our current operations for the next twelve months.

During the six months ended June 30, 2005, our operating, investing and financing activities used cash of $630,906, $30,342 and $69,874, respectively. The cash used in operating activities was principally a result of our net loss offset by the collection of accounts receivable and cash used in investing activities was a result of the purchase of property and equipment. The cash used in financing activities was a result of the paydown of notes payable and capital lease obligations, the repayment of amounts due under our factoring line of credit and the repurchase of shares of our common stock from a related party.

On October 23, 2003, we entered into a one year agreement with Commerce Funding Corporation for the financing of our receivables. The agreement was automatically renewed until October 23, 2005. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At June 30, 2005 the amount outstanding under this agreement with Commerce was $129,326.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital with the exception of our guarantee of the debt of an affiliated company. At June 30, 2005, the debt of the affiliate company amounted to $310,768. In addition, the holder of the guaranty has a security interest in certain assets of our subsidiary, Hill Aerospace & Defense, LLC.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business.

Triumph Components-Arizona, Inc.
--------------------------------

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

On February 4, 2005, the Company received notice that on February 3, 2005, Triumph filed an Application for Interim Relief in the Arbitration pending in Arizona (the "Application for Relief"). The Application for Relief seeks to attach up to $891,258 of the Company, Hill and LS's cash receipts on certain government contracts in process that are the subject matter of the Settlement Agreement and the Arbitration. The Application for Relief is substantially the same as the Attachment action that was denied by the Los Angeles Superior Court on January 10, 2005. The Application for Relief was denied by the arbitrator on May 16, 2005. Arbitration between Triumph and us is scheduled for the week of November 28, 2005.


      Bell Helicopter Textron, Inc.
      -----------------------------

      On March 14, 2005, Bell Helicopter Textron, Inc. ("Bell") filed a complaint against the Company's wholly owned subsidiaries, Logistical Support, LLC ("LS") and Hill Aerospace & Defense, LLC ("Hill") and Hill Industries, Inc. in the United States District Court for the Central District of California that was assigned case number CV05-1835 (the "Complaint.") Hill Industries, Inc. ("Hill Inc.") is an entity wholly owned and independently operated by Mr. Harry Lebovitz, a former member of our Board of Directors and a significant shareholder of the Company. The Company, LS and Hill, and their respective officers and directors (other than Mr. Lebovitz) exercise no control over Hill Inc.

      On May 13, 2005, each of our subsidiaries - Hill Aerospace and Defense, LLC and Logistical Support LLC - signed a Settlement Agreement and Conditional Release of Claims (the "Settlement Agreements") whereby the litigation with Bell will be dismissed. We shall pay no monetary damages under the Settlement Agreements.

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

4.1       Form of Warrant Agreement (2)

4.2       Form of Warrant Certificate (2)

4.3       Registration Rights Agreement dated September 29, 2004 (3)

4.4       Form of Warrant issued to Hunter World Markets, Inc. (3)

10.1 Settlement Agreement and Conditional Release of Claims between Bell Helicopter Textron Inc. and Logistical Support, LLC (2)

10.2 Settlement Agreement and Conditional Release of Claims between Bell Helicopter Textron Inc. and Hill Aerospace & Defense, LLC (2)

10.3      Separation Agreement dated June 1, 2005 (3)

21.1      List of subsidiaries (1)

31. Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2/Amendment No. 2, declared effective February 11, 2005, and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 18, 2005, and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LOGISTICAL SUPPORT, INC.




August 15, 2005                     By: /s/ Bruce Littell
                                        ---------------------------------------
                                        Bruce Littell
                                        Chairman and Chief Executive Officer