Form 10QSB
period 2005-09-30
Logistical Support, Inc
filed 2005-11-14
CIK 1158486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005 - 71,645,000 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|


                                      LOGISTICAL SUPPORT, INC.
                                                INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of September 30, 2005 (unaudited)                       2

           Consolidated Statements of Operations for the
           three and nine months ended September 30, 2005 and 2004 (unaudited)                   3

           Consolidated Statement of Stockholders' Equity for the
           nine months ended September 30, 2005 (unaudited)                                      4

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2005 and 2004 (unaudited)                             5

           Notes to Consolidated Financial Statements (unaudited)                                6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operation                                                          12

Item 3.    Controls and Procedures                                                              18

PART II.   OTHER INFORMATION                                                                    18

Item 1.    Legal Proceedings                                                                    18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          19

Item 3.    Defaults Upon Senior Securities                                                      20

Item 4.    Submission of Matters to a Vote of Security Holders                                  20

Item 5.    Other Information                                                                    20

Item 6.    Exhibits                                                                             21

SIGNATURES                                                                                      22

                             PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET

                                                                            SEPTEMBER
                                                                            30, 2005
                                                                           -----------
                                                                           (unaudited)
                                        ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                           $   123,231
       Other receivable                                                         12,000
       Accounts receivable, net of allowance for doubtful accounts of $0       643,019
       Inventory                                                                95,914
       Contract costs and estimated earnings in excess of billings           2,227,908
       Other current assets                                                    151,234
                                                                           -----------
TOTAL CURRENT ASSETS                                                         3,253,306


OTHER RECEIVABLE, net of current portion                                         2,000

PROPERTY AND EQUIPMENT, net                                                    445,741
                                                                           -----------
TOTAL ASSETS                                                               $ 3,701,047
                                                                           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Cash overdraft                                                      $    13,157
       Accounts payable                                                      1,153,981
       Accounts payable - related party                                         94,815
       Accrued expenses                                                        283,624
       Billings in excess of contract costs and estimated costs                 10,279
       Notes payable, current portion                                           14,972
       Capital lease obligations, current portion                               25,057
                                                                           -----------
TOTAL CURRENT LIABILITIES                                                    1,595,885

NOTES PAYABLE, net of current portion                                           22,147

CAPITAL LEASE OBLIGATIONS, net of current portion                               60,454

OTHER LONG-TERM LIABILITIES                                                    151,670
                                                                           -----------
TOTAL LIABILITIES                                                            1,830,156
                                                                           -----------

COMMITMENT AND CONTINGENCIES                                                        --

STOCKHOLDERS' EQUITY
       Preferred stock, $0.001 par value; 5,000,000 shares
          authorized; 0 shares issued and outstanding                               --
       Common stock, $0.001 par value; 100,000,000 shares
          authorized; 71,845,000 shares issued and outstanding                  71,845
       Additional paid-in capital                                            3,183,678
       Prepaid consulting                                                      (11,571)
       Due from officers/affiliates                                           (652,278)
       Accumulated deficit                                                    (720,783)
                                                                           -----------
TOTAL STOCKHOLDERS' EQUITY                                                   1,870,891
                                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 3,701,047
                                                                           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                       ----------------------------    ----------------------------
                                         SEPTEMBER       SEPTEMBER       SEPTEMBER       SEPTEMBER
                                         30, 2005        30, 2004        30, 2005        30, 2004
                                       ------------    ------------    ------------    ------------
                                        (unaudited)     (unaudited)     (unaudited)     (unaudited)
SALES

      Contract sales                   $  1,645,006    $  1,972,926    $  3,912,045    $  4,172,680
      Product sales                          90,840          34,897         150,466          55,157
                                       ------------    ------------    ------------    ------------
      TOTAL SALES                         1,735,846       2,007,823       4,062,511       4,227,837
                                       ------------    ------------    ------------    ------------

COST OF SALES
      Contract sales                      1,205,735       1,410,679       3,431,584       3,242,650
      Product sales                          34,444              --          76,428              --
                                       ------------    ------------    ------------    ------------
      TOTAL COST OF SALES                 1,240,179       1,410,679       3,508,012       3,242,650
                                       ------------    ------------    ------------    ------------
GROSS PROFIT                                495,667         597,144         554,499         985,187
                                       ------------    ------------    ------------    ------------
OPERATING EXPENSES
      General and administrative
      expenses                              228,364         308,901       1,038,979         918,305
      Sales and marketing                    49,983          75,677         151,967         238,310
                                       ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                    278,347         384,578       1,190,946       1,156,615
                                       ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS               217,320         212,566        (636,447)       (171,428)
                                       ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
      Other income                            4,083             344          36,616           5,305
      Interest expense                       (2,839)         (3,276)         (8,037)        (12,327)
      Gain on Triumph settlement                 --              --              --         483,775
      Other expense                         (20,340)       (116,038)        (68,975)       (202,327)
                                       ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                (19,096)       (118,970)        (40,396)        274,426
                                       ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION
    (BENEFIT) FOR INCOME TAXES              198,224          93,596        (676,843)        102,998

PROVISION (BENEFIT) FOR INCOME TAXES             --          37,000         (37,668)        255,000
                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS)                      $    198,224    $     56,596    $   (639,175)   $   (152,002)
                                       ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE:
      BASIC                            $       0.00    $       0.00    $      (0.01)   $      (0.00)
                                       ============    ============    ============    ============
      DILUTED                          $       0.00    $       0.00    $      (0.01)   $      (0.00)
                                       ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC                              71,995,000      63,945,000      72,143,901      63,542,591
                                       ============    ============    ============    ============
      DILUTED                            86,825,517      63,945,000      72,143,901      63,542,591
                                       ============    ============    ============    ============


      The accompanying notes are an integral part of these consolidated financial statements.

                                          LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                   RETAINED
                               COMMON STOCK           ADDITIONAL                    DUE FROM       EARNINGS/        TOTAL
                       --------------------------      PAID-IN        PREPAID       OFFICERS/    (ACCUMULATED   STOCKHOLDERS'
                          SHARES         AMOUNT        CAPITAL      CONSULTING     AFFILIATES       DEFICIT)        EQUITY
                       -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance,
 December 31, 2004      72,245,000    $    72,245    $ 3,271,707             --    $  (604,697)   $   (81,608)   $ 2,657,647

Advances to
officers/affiliates             --             --             --                       (47,581)            --        (47,581)

Repurchase of shares      (400,000)          (400)       (99,600)                                                   (100,000)
Value of warrants
    issued to
    consultant                                            11,571        (11,571)                                          --

Net (loss)                      --             --             --             --             --       (639,175)      (639,175)
                       -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance,
 September 30, 2005     71,845,000    $    71,845    $ 3,183,678    $   (11,571)   $  (652,278)   $  (720,783)   $ 1,870,891
                       ===========    ===========    ===========    ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements

                              LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                          --------------------------
                                                                           SEPTEMBER      SEPTEMBER
                                                                            30, 2005      30, 2004
                                                                          -----------    -----------
                                                                          (unaudited)    (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                             $  (639,175)   $  (152,002)
     Adjustment to reconcile net loss to net cash
        used in operating activities:
           Depreciation expense                                               106,646         26,186
           Gain on Triumph settlement                                              --       (483,775)
           Amortization of fair value of warrants issued to consultants            --          3,295
     Changes in operating assets and liabilities:
        Other receivables                                                       4,000          9,000
        Accounts receivable                                                     5,755       (225,570)
        Due from officers/affiliates                                          (47,581)      (282,337)
        Inventory                                                              (8,247)       (34,367)
        Contract costs                                                         47,320         62,845
        Other current assets                                                 (142,009)        38,760
        Accounts payable                                                       27,211        434,339
        Accrued expenses                                                      (58,062)       247,374
        Deferred taxes                                                        (37,668)       255,000
        Other long-term liabilities                                            75,000         64,531
                                                                          -----------    -----------
Net cash used in operating activities                                        (666,810)       (36,721)
                                                                          -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (100,626)      (213,099)
                                                                          -----------    -----------
Net cash used in investing activities                                        (100,626)      (213,099)
                                                                          -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
     Cash overdraft, net                                                       13,157             --
     Payments for factoring of receivables, net                              (157,154)       222,364
     Repurchase of common stock from a related party                         (100,000)            --
     Payments on capital lease obligations                                    (21,400)            --
     Payments on notes payable                                                (46,704)      (130,394)
                                                                          -----------    -----------
Net cash provided by (used in) financing activities                          (312,101)        91,970
                                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                      (1,079,537)      (157,850)

CASH AND CASH EQUIVALENTS, Beginning of period                              1,202,768        690,129
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, End of period                                  $   123,231    $   532,279
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Interest paid                                                        $     8,037    $    12,327
                                                                          ===========    ===========
     Income taxes paid                                                    $        --    $        --
                                                                          ===========    ===========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligation                                             $    35,600    $        --
                                                                          ===========    ===========
     Issuance of notes payable for accounts payable                       $        --    $   135,096
                                                                          ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Organization

Logistical Support, LLC ("Logistical") is a California limited liability company incorporated on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company incorporated on November 19, 1997. Logistical and Hill are two entities under common control. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock. 5,200,000 of these shares of common stock and warrants to purchase 11,363,637 shares of common stock were subsequently returned and canceled. The warrants have an exercise price of $0.20 and expire on February 28, 2009. Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed to elect Mr. Harry Lebovitz (Mr. Lebovitz has subsequently resigned and is taking a leave of absence- See Note 8) and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. After the closing the members of Logistical and Hill owned approximately 98.8% (excluding warrants) of the outstanding shares of Bikini common stock. Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Stock Options

The Company did not grant any new options and no options were cancelled or exercised during the nine months ended September 30, 2005. As of September 30, 2005, there were zero options outstanding.

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the nine months ended September 30, 2005 and 2004.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 17,653,937 and 21,997,574 common equivalent shares outstanding at September 30, 2005 and 2004, respectively. The Company had a net loss for the nine months ended September 30, 2005 and 2004. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive. As of September 30, 2005, the 17,653,937 warrants resulted in additional common stock equivalents of 14,830,517 shares. These 21,997,574 warrants outstanding at September 30, 2004 were not dilutive since the exercise price of these warrants of $0.20 is equal to the market price of the Company's stock based on the recent private placement.

NOTE 3 - CONTRACT COSTS

Contract costs at September 30, 2005 consisted of the following:


Contract cost incurred, including estimated profit          $   12,203,128
Less: amounts billed                                            (9,985,499)
                                                            --------------
                                                            $    2,217,629
                                                            ==============

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

Contract costs in excess of billings                        $    2,227,908
Billings in excess of contract costs                               (10,279)
                                                            --------------
                                                            $    2,217,629
                                                            ==============

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2005 consisted of the following:

Machinery and equipment                                     $      270,785
Test equipment                                                     322,850
Automobiles                                                         60,558
Office equipment                                                    10,564
                                                            --------------
                                                                   664,757
Less accumulated depreciation and amortization                    (219,016)
                                                            --------------
                                                            $      445,741
                                                            ==============
NOTE 5 - NOTES PAYABLE

The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18%, maturing from 2005 to 2006.

NOTE 6 - DUE TO FACTOR

On October 23, 2003, the Company entered into an agreement with Commerce Funding Corporation for the financing of its receivables. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At September 30, 2005, the Company had $0 outstanding under this agreement.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised), " Share-Based Payment". This revised statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not have an impact on the consolidated financial statements unless the Company issues stock options to its employees.

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

On November 23, 2004, the Company filed a Demand for Arbitration with the American Arbitration Association concerning the Settlement Agreement with Triumph (the "Arbitration"). The Company hopes to resolve all disputes under the Settlement Agreement through the Arbitration if the disputes cannot be settled by mutual agreement. The Company currently owes Triumph approximately $600,000 under the Settlement Agreement. The Company will seek to resolve all matters with Triumph. The Company cannot determine what losses may result from this, if any. Arbitration between the Company and Triumph is scheduled for March 2006.

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

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On May 13, 2005, each of Company's subsidiaries - Hill Aerospace and Defense, LLC and Logistical Support LLC - signed a Settlement Agreement and Conditional Release of Claims (the "Settlement Agreements") whereby the litigation with Bell was dismissed. The Company shall pay no monetary damages under the Settlement Agreements.

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At September 30, 2005, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

Guarantor

The Company is one of six guarantors that has guaranteed the debt of an affiliated company. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. At September 30, 2005, the debt of the affiliate company amounted to $318,461. The Company is currently making the required payments on behalf of the affiliated company. In the event that the affiliate was unable to repay the note payable to the financial institution, the maximum exposure to the Company would be the outstanding amount of debt. If the Company had to fulfill its obligation under this guarantee, it would attempt to recover its loss from the five other guarantors and from the affiliated company. In addition, the holder of the loan has a security interest in all of Hill's assets.

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

On September 29, 2005, the Company entered into an agreement with Hawk Associates, Inc. to provide investor relations, financial media relations and other appropriate consulting and advisory services. In connection with this agreement the Company issued to Hawk Associates, 20,000 warrants to purchase shares of the Company's common stock at $1.30 per shares. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.0%, a dividend yield of 0% and volatility of 45%. The value of these warrants of $11,571 is being amortized into expense over the term of the agreement.

Repurchase of Common Stock

Effective June 1, 2005, the Company entered into a Separation Agreement by and between the Company, Hill Aerospace and Defense, LLC ("HAD"), Logistical Support, LLC ("LS") and Mr. Harry Lebovitz, Hill Industries, Inc. ("Hill Inc.") and Hill Industries, LLC ("Hill LLC"). Hill Inc. and Hill LLC are entities owned and controlled by Mr. Lebovitz. Pursuant to the terms of the Separation Agreement, Mr. Lebovitz has resigned effective immediately from the Board of Directors of the Company and he will no longer serve in any management or other employment position at the Company or its subsidiaries, HAD and LS.

                    LOGISTICAL SUPPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In addition, the Company shall purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the "Purchase Price"). The Company will purchase $25,000 per month of common stock at the Purchase Price for a period of twelve months commencing on June 15, 2005. The aggregate purchases shall not exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company may cease such purchases and would have no obligation to resume them. As of September 30, 2005, the Company has purchased 400,000 shares of common stock for $100,000.

Optech Ventures LLC Agreement

On September 22, 2005, the Company entered into an exclusive license agreement with Optech Ventures LLC ("Optech") for the worldwide license of its Incapacitating Flashing Light Apparatus and Method Technology.

Under the Agreement, the Company has the right to develop, modify, manufacture, test, market, use and service products incorporating the technology, and to sublicense any such products to third parties. Optech will deliver to the Company, concurrent with the execution of the Agreement, an initial working model and documentation relating to the technology. Under the terms of the Agreement, the Company must pay an initial license fee of $250,000 within 45 days of the effective date of the Agreement, unless the Company notifies Optech of its decision to terminate the Agreement prior to the expiration of this 45-day period. Within 90 days of this initial payment, assuming the Agreement has not been terminated, Optech shall deliver a second working model. The Company will have ten days from the delivery of the second working model to pay an additional license fee of $1,000,000. If the Company elects not to pay this additional license fee, the Agreement will immediately terminate and the Company shall return both working models and all documentation relating to the Technology to Optech. In this case, the initial license fee shall not be refundable.

The Company will also pay royalties equal to five percent (5%) of gross revenues received from the sale, lease or other distribution of products incorporating the technology, which shall be paid within 30 days following the end of each calendar quarter during which such royalties were accrued. A minimum royalty of $100,000 per year shall be paid by the Company to Optech.

The term of the Agreement is the later of 20 years or the expiration date of the patent relating to the Technology.

As of November 11, 2005, the initial license fee had not been paid and the transaction was being negotiated.

NOTE 9 - SUBSEQUENT EVENT

Subsequent to September 30, 2005, the Company has purchased an additional 200,000 shares of common stock from Mr. Lebovitz for an aggregate amount of $50,000 pursuant to the Separation Agreement described in Note 8, above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

Logistical Support, LLC ("Logistical") is a California limited liability company formed on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company formed on November 19, 1997. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock; of such shares, 5,200,000 shares of common stock and warrants to purchase 11,363,637 shares of common stock were subsequently returned and canceled. The warrants have an exercise price of $0.20 and expire on February 28, 2009. Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed, among other things, to elect Mr. Harry Lebovitz (Mr. Lebovitz has subsequently resigned and is taking a leave of absence - See Note 8 to the financial statements included in this Form 10-QSB) and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. Upon the closing the members of Logistical and Hill owned approximately 98.8% (excluding warrants) of the outstanding shares of Bikini common stock. Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," the acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

The financial statements contained in this quarterly report on Form 10-QSB are presented on a consolidated basis as if this transaction had occurred on December 31, 2003. The historical financial statements are those of Logistical and Hill.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, estimated profits on long-term contracts, revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Our contract sales are principally derived from the manufacturing and overhauling of military aerospace spare parts under United States government contracts. Our revenue for the three months ended September 30, 2005 decreased by $271,977 or 13.5% from $2,007,823 for the three months ended September 30, 2004 to $1,735,846 for the three months ended September 30, 2005. The decrease is primarily due to the reduction in costs incurred during the third quarter of 2005 with fewer contracts in progress.

Our cost of sales for the three months ended September 30, 2005 decreased by $170,500 or 12.1% from $1,410,679 for the three months ended September 30, 2004 to $1,240,179 for the three months ended September 30, 2005. Our gross margin for the three months ended September 30, 2005 was 28.6% compared to 29.7% for the three months ended September 30, 2004. The decrease in cost of sales is due to the reduction in number of contracts in progress. The decrease in gross margin is due to slightly higher costs associated with fulfilling certain contracts.

General and administrative expenses for the three months ended September 30, 2005 decreased by $80,537 or 26.1% from $308,901 for the three months ended September 30, 2004 to $228,364 for the three months ended September 30, 2005. The decrease is principally due to the reduction in professional fees such as accounting fees and web design fees as well as the reduction of officer payroll because of the leave of absence taken by Harry Lebovitz.

Sales and marketing expenses for the three months ended September 30, 2005 decreased by $25,694 or 34.0% from $75,677 for the three months ended September 30, 2004 to $49,983 for the three months ended September 30, 2005. The decrease is principally due to the reduction in marketing payroll expenses with the leave of the Vice President, Marketing in August 2005.

Other income for the three months ended September 30, 2005 increased by $3,739 or 1,086.9% from $344 for the three months ended September 30, 2004 to $4,083 for the three months ended September 30, 2005. The increase in terms of actual dollars is not significant.

Interest expense for the three months ended September 30, 2005 decreased by $437 or 13.3% from $3,276 for the three months ended September 30, 2004 to $2,839 for the three months ended September 30, 2005. The decrease is principally due to fewer interest bearing debt obligations outstanding during the three months ended September 30, 2005. The Company is less dependent on debt financing since it raised equity capital in the fourth quarter of 2004.

Other expense for the three months ended September 30, 2005 decreased by $95,698 or 82.5% from $116,038 for the three months ended September 30, 2004 to $20,340 for the three months ended September 30, 2005. The decrease is principally due to commissions paid to the MFR Group for purchase order financing, and appraisal costs for leasing a new building and equipment that were incurred during the three months ended September 30, 2004. No such expenditures were made during the three months ended September 30, 2005.

Provision for income taxes for the three months ended September 30, 2004 was $37,000 compared to $0 for the three months ended September 30, 2005. On May 27, 2004 we converted from a flow through entity for income tax purposes to a C corporation. The income taxes for the three months ended September 30, 2004 are a result of the income we generated from the date we converted to a C corporation. During the three months ended September 30, 2005, there is no provision for income taxes since the income generated during this period was offset against the losses generated during the first six months of 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Our revenue for the nine months ended September 30, 2005 decreased by $165,326 or 3.9% from $4,227,837 for the nine months ended September 30, 2004 to $4,062,511 for the nine months ended September 30, 2005. The decrease in revenue is primarily due to the reduction in contract revenue on one overhaul contract due to a high scrap rate.

Our cost of sales for the nine months ended September 30, 2005 increased by $265,362 or 8.2% from $3,242,650 for the nine months ended September 30, 2004 to $3,508,012 for the nine months ended September 30, 2005. Our gross margin for the nine months ended September 30, 2005 was 13.6% compared to 23.3% for the nine months ended September 30, 2004. The decrease in gross margin is due to us revising the estimated cost to complete two jobs by approximately $163,000 during the first quarter of 2005. Both of these jobs were related to Triumph (See Note 8 in the accompanying notes to financial statements). During the settlement negotiation with Triumph, we were not permitted to inspect the condition of the material to be returned by Triumph. Instead, we relied on reports prepared by Triumph. The original cost estimation was based on the said reports. However, it was later found that: (a) Triumph overstated the "stage of completion" of certain parts; (b) certain parts are non-conforming. These are the issues to be resolved in the future arbitration.

General and administrative expenses for the nine months ended September 30, 2005 increased by $120,674 or 13.1% from $918,305 for the nine months ended September 30, 2004 to $1,038,979 for the nine months ended September 30, 2005. The increase is principally due to an increase in salaries paid to officers, which were classified as member distributions in the prior year and moving costs related to occupying an additional facility in Chatsworth, California and the increase in insurance expenses such as worker's compensation.

Sales and marketing expenses for the nine months ended September 30, 2005 decreased by $86,343 or 36.2% from $238,310 for the nine months ended September 30, 2004 to $151,967 for the nine months ended September 30, 2005. The decrease is principally due to the reduction in marketing payroll with the leaving of the Vice President, Marketing in August 2005.

Other income for the nine months ended September 30, 2005 increased by $31,311 or 590.2% from $5,305 for the nine months ended September 30, 2004 to $36,616 for the nine months ended September 30, 2005. The increase is principally due to discounts taken on certain accounts payable and interest income and write-off of certain outstanding checks in the first quarter of 2005.

Interest expense for the nine months ended September 30, 2005 decreased by $4,290 or 34.8% from $12,327 for the nine months ended September 30, 2004 to $8,037 for the nine months ended September 30, 2005. The decrease is principally due to fewer interest bearing debt obligations outstanding during the nine months ended September 30, 2005. The Company is less dependent on debt financing since it raised equity capital in the fourth quarter of 2004.

On May 19, 2004, we settled our dispute with one of our major suppliers, Triumph Components-Arizona, Inc., whereby Triumph returned all materials for jobs which it will not be responsible to complete and Triumph reduced the amount owed to it of approximately $1,463,000 from us to $750,000. We recognized a gain on the settlement of this matter of $483,775 after giving effect to attorney fees which were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by us to complete these contracts. There was no such settlement during the nine months ended September 30, 2005.

Other expense for the nine months ended September 30, 2005 decreased by $133,352 or 65.9% from $202,327 for the nine months ended September 30, 2004 to $68,975 for the nine months ended September 30, 2005. The decrease is principally due to a provision for settlement with a consignor of inventory, commissions paid to the MFR Group for purchase order financing, and appraisal costs for leasing a new building and equipment that were incurred during the nine months ended September 30, 2004. No such expenditures were made during the nine months ended September 30, 2005.

Benefit for income taxes for the nine months ended September 30, 2005 was $37,668 which reflects a net operating loss carryback as a result of the net loss incurred during the nine months ended September 30, 2005. Prior to May 27, 2004 we were taxed as a flow-through entity. Provision for income taxes for the nine months ended September 30, 2004 was $255,000. The tax provision results from us converting from a flow through entity for income tax purposes to a C corporation on May 27, 2004. Accordingly, we recognized a deferred tax liability of $218,000 with a corresponding increase in the deferred provision for income taxes during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had working capital of $1,657,421, as compared to $2,388,899 at December 31, 2004. We had cash and cash equivalents of $123,231 at September 30, 2005 as compared to cash and cash equivalents of $1,202,768 at December 31, 2004. As of September 30, 2005, we have net contract costs and estimated earnings of $2,217,629 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved. We expect to decrease the time accounts payables are relieved as cash flow permits. Due to us not paying our accounts payable on a timely basis in the 2003 and early 2004, some of our vendors required us to convert the amount due them into notes payable that have defined repayment terms that are generally less than 18 months. These notes payable generally do not bear interest, but we have imputed interest at the rate of 12% for those notes payable that have repayment term greater than one year. We do not expect this conversion of accounts payable into notes payable to continue. We believe our current cash on hand at September 30, 2005 plus cash expected to be generated from operations will be sufficient to sustain our current operations for the next twelve months.

During the nine months ended September 30, 2005, our operating, investing and financing activities used cash of $666,810, $100,626 and $312,101, respectively. The cash used in operating activities was principally a result of our net loss, an increase in our operating assets (principally an increase in other current assets) offset by depreciation expense which is a non-cash charge to operations and cash used in investing activities was a result of the purchase of property and equipment. The cash used in financing activities was a result of the paydown of notes payable and capital lease obligations, the repayment of amounts due under our factoring line of credit and the repurchase of shares of our common stock from a related party.

On October 23, 2003, we entered into an agreement with Commerce Funding Corporation for the financing of our receivables. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At September 30, 2005 the amount outstanding under this agreement with Commerce was $0.

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

Hunter World Markets ("HWM") acted as our exclusive placement agent and financial advisor. In consideration for HWM's services, HWM received a fee of $290,000. In addition, HWM received 3,000,000 shares of common stock and received a five-year warrant to purchase 8,000,000 shares of our common stock with an exercise price of $0.25 per share. Richardson & Patel LLP, our legal counsel, also received a fee of $130,000 and 500,000 shares of our common stock for services in connection with this transaction.

In the event our closing stock price is less than $0.30 for 20 consecutive trading days, within the nine month period following the effective date of the registration statement, we shall make a one-time issuance of an additional 5,000,000 shares of common stock to the investors for no additional consideration.

CASH ON HAND

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months. The $2,000,000 we raised through the sale of our common stock that closed on October 1, 2004 will be used to satisfy our working capital requirements through 2005. Our cash balance beyond 2005 will depend on our 2006 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in 2004, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2005. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital except we are one of three guarantors that has guaranteed the debt of an affiliated company. At September 30, 2005, the debt of the affiliate company amounted to $318,461. In addition, the holder of the guaranty has a security interest in certain assets of our subsidiary, Hill Aerospace & Defense, LLC.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On November 23, 2004, we filed a Demand for Arbitration with the American Arbitration Association concerning the Settlement Agreement with Triumph (the "Arbitration"). We hope to resolve all disputes under the Settlement Agreement through the Arbitration if the disputes cannot be settled by mutual agreement. We currently owe Triumph approximately $600,000 under the Settlement Agreement. We will seek to resolve all matters with Triumph. We cannot determine what losses may result from this, if any. Arbitration between us and Triumph is scheduled for March 2006.

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

On May 13, 2005, each of Registrant's subsidiaries - Hill Aerospace and Defense, LLC and Logistical Support LLC - signed a Settlement Agreement and Conditional Release of Claims (the "Settlement Agreements") whereby the litigation with Bell was dismissed. We shall pay no monetary damages under the Settlement Agreements.

We are not a party to any other pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the company or its subsidiaries.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          a.   Unregistered Sales of Equity Securities

On September 29, 2005, we entered into an agreement with Hawk Associates, Inc. to provide investor relations, financial media relations and other appropriate consulting and advisory services. In connection with this agreement we issued to Hawk Associates, 20,000 warrants to purchase shares of our common stock at $1.30 per shares. The warrants have a term of 5 years. The issuance of warrants was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

          b.   Purchases of Equity Securities by Small Business Issuer

Effective June 1, 2005, we entered into a Separation Agreement by and between the Company, Hill Aerospace and Defense, LLC ("HAD"), Logistical Support, LLC ("LS") and Mr. Harry Lebovitz, Hill Industries, Inc. ("Hill Inc.") and Hill Industries, LLC ("Hill LLC"). Hill Inc. and Hill LLC are entities owned and controlled by Mr. Lebovitz. Pursuant to the terms of the Separation Agreement, Mr. Lebovitz has resigned effective immediately from the Board of Directors of our company and effective July 1, 2005 he no longer served in any management or service role at our company or our subsidiaries, HAD and LS. Under the terms of the Agreement, Mr. Lebovitz has commenced a leave of absence ("LOA") from us and our subsidiaries. The initial LOA is contemplated to last for one year, whereupon the parties will review their respective status and Mr. Lebovitz's service with us, HAD or LS. Mr. Lebovitz will not draw a salary or other compensation during the LOA period.

In addition, during the LOA period, we shall purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of our company owned by such persons at a price per share of $0.25 (the "Purchase Price"). We will purchase $25,000 per month of common stock at the Purchase Price for a period of twelve months commencing on June 15, 2005. The aggregate purchases shall not exceed $300,000 over a twelve-month period, resulting in our acquisition of up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, we may cease such purchases and would have no obligation to resume them. As of September 30, 2005, the Company has purchased 400,000 shares of common stock for $100,000. The table below summarizes our purchase of shares of common stock for the three month period ended September 30, 2005.

                                                                       Total Number of
                                                                      Shares Purchased    Maximum Number of
                                                                         as Part of        Shares that May
                                                                          Publicly        Yet Be Purchased
                               Total Number of      Average Price      Announced Plans   Under the Plans or
           Period              Shares Purchased     Paid per Share       or Programs          Programs
----------------------------   ----------------     --------------    ----------------   ------------------
Month # 1
07/01/05 to 07/30/05                    100,000     $         0.25                   0                    0

Month # 2
08/01/05 to 08/30/05                    100,000     $         0.25                   0                    0

Month # 3
09/01/05 to 09/30/05                    100,000     $         0.25                   0                    0


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

10.7      General Release and Settlement Agreement (6)

10.8      Lease Agreement for Eton Road Facility (8)

10.9 Settlement Agreement and Conditional Release of Claims between Bell Helicopter Textron Inc. and Logistical Support, LLC (9)

10.10 Settlement Agreement and Conditional Release of Claims between Bell Helicopter Textron Inc. and Hill Aerospace & Defense, LLC (9)

10.11     Separation Agreement dated June 1, 2005 (10)

10.12 Exclusive License Agreement with Optech Ventures LLC dated September 22, 2005

21.1      List of subsidiaries (7)

31. Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------
(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 27, 2004 and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 29, 2004 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 8, 2004 and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Form 10-SB Registration Statement on March 27, 2003 and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 3, 2004 and incorporated herein by reference
(7) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2/Amendment No. 2, declared effective February 11, 2005, and incorporated herein by reference.
(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB dated April 15, 2005, as amended, and incorporated herein by reference.
(9) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 18, 2005, and incorporated herein by reference.
(10) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOGISTICAL SUPPORT, INC.


November 14, 2005                         By: /s/ Bruce Littell
                                            ------------------------------------
                                            Bruce Littell
                                            Chairman and Chief Executive Officer