Form 10KSB
period 2005-12-31
Logistical Support, Inc
filed 2006-04-17
CIK 1158486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the Fiscal Year Ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number: 000-50222

                            LOGISTICAL SUPPORT, INC.
                            ------------------------
                 (Name of Small Business Issuer in its charter)

                 Utah                                   41-2029935
     ---------------------------------              -------------------
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)

                              19734 Dearborn Street
                          Chatsworth, California 91311
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: (818) 885-0300

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No [X]

The Issuer's revenues for the fiscal year ended December 31, 2005 were
$5,318,113

      The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of December 31, 2005, was 71,545,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $16,485,467

DOCUMENTS INCORPORATED BY REFERENCE: None

Transition Small Business Disclosure Format: Yes |_| No |X| 2

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

      ITEM 1.  BUSINESS...................................................     4
      ITEM 2.  DESCRIPTION OF PROPERTY....................................    15
      ITEM 3.  LEGAL PROCEEDINGS..........................................    15
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    16

PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...    16
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.......................    17
      ITEM 7.  FINANCIAL STATEMENTS.......................................    21
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS21
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................    21
      ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES.........................    21
      ITEM 8B  OTHER INFORMATION .........................................    22

PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
               ACT........................................................    22
      ITEM 10. EXECUTIVE COMPENSATION.....................................    23
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.................................................    24
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    25
      ITEM 13. EXHIBITS...................................................    26
      ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................    28

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

Forward looking statements may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and matters described in this Annual Report generally.

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

Available Information

      Information regarding the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

                                     PART I

ITEM 1. BUSINESS

Summary

We are an aerospace and defense contractor for divisions of the United States military. We derive approximately 96% of our revenues from government contracts pursuant to which we supply aircraft replacement parts for turbine engines, landing gear, structural components, and repair and overhaul services for hydraulics, mechanical systems and support equipment. We only produce parts pursuant to contracts; we do not produce parts for inventory.

From time to time we have provided parts and services as a subcontractor to other defense contractors. We also provide a limited number of parts and services to commercial aircraft. However, our revenue from these sources has not been material.

Corporate Information

We are a Utah corporation, organized under the name Bikini Team International, Inc. in May 2001. Our corporate name was changed to Logistical Support, Inc. in June 2004. On May 27, 2004, in a transaction characterized as a reverse acquisition, we entered into a share exchange agreement with the members of Hill Aerospace & Defense, LLC (Hill), a California limited liability company, and Logistical Support, LLC (Logistical), a California limited liability company, pursuant to which the members of Hill and Logistical acquired an aggregate of 63,200,000 shares of our common stock and warrants to purchase 20,997,574 shares of common stock. This transaction is referred to as the "reverse acquisition." At the time of the reverse acquisition we had no operations. From and after the reverse acquisition, our business was the business conducted by Hill and Logistical. Because the transaction is treated as a reverse acquisition, our historical financial statements reflect the operations of Hill and Logistical, and for accounting purposes, Hill and Logistical are consolidated as the surviving entities.

As a result of the reverse acquisition:

      o     Hill and Logistical became our wholly-owned subsidiaries;

      o the former members of Hill and Logistical acquired more than 98.8% of our common stock outstanding after the transaction;

      o our existing directors resigned and Harry Lebovitz (who has since resigned) and Bruce Littell became our directors; and

      o All of the outstanding shares of our Series A Preferred Stock and 580,000 shares of our common stock were cancelled.

Our offices are located at 19734 Dearborn Street, Chatsworth, California 91311, telephone (818) 885-0300. Our website is [www.Logistical-Support.com]. Information on our website or any other website does not constitute a portion of this annual report on Form 10-KSB.

Risk Factors

Our business and an investment in our common stock involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

Risks Relating to our Business

Because our ability to generate revenue is dependent upon our success in obtaining awards for a very narrow category of aerospace and defense contracts, our failure for any reason to obtain such awards could impair our business.

We derive approximately 96% of our revenues from United States government military contracts in the area of aerospace and defense which are obtained through a competitive bidding process. If we are not successful in receiving contracts for any reason, including our failure to meet eligibility requirements, competition, our failure to perform under prior contracts, and changes in government contracting policies, we would not generate sufficient revenue to continue in business.

We have incurred increasing losses and may not be able to operate profitably.

During 2005 our loss increased to $1.8 million from $72,000 in 2004. Further, our cost of sales in 2005 increased despite a decline in revenue, resulting in a decrease in gross margin from 21.3% in 2004 to 15.8% in 2005. Unless we are able to reverse this trend, we will not be able to operate profitably. Because we do not have significant assets, if we continue to incur losses we may be unable to continue in business.

Because of our lack of working capital and available financing and our inability to receive progress payments, we may require additional funding for us to continue our operations.

At December 31, 2005, our working capital was approximately $1.1 million. Included in working capital is approximately $2.0 million of contract costs and estimated earnings in excess of billings. This amount represents work performed and services rendered pursuant to government contracts. For almost all of our government contracts, we do not receive interim progress payments. As a result, we must finance the cost of the work over the length of the contract, which can continue, in some cases, for more than a year. For the most part, since there are no payments due until delivery of finished products, we cannot use our accounts receivable credit line for such purpose. If we are not able to obtain necessary financing, we may be unable both to meet our obligations under our existing contracts and to obtain additional contracts, which could impair our business and could result in a cessation of business. Our ability to obtain additional credit is further impaired by a lien on our subsidiary in favor of a creditor of an affiliated party and a lien to be given to Triumph on all existing and future assets of both subsidiaries.

Our failure to obtain and maintain required certifications could impair our ability to bid on aerospace and defense contracts.

We are required to maintain quality certification and to meet production standards in order to be eligible to bid on government contracts. If we fail to maintain these certifications or any additional certification which may be required, we will be ineligible to bid for contracts which would impair our ability to continue in business.

Because many of our contracts provide for a fixed price, our failure to accurately estimate costs could result in losses on the contracts.

In bidding on fixed price contracts, we must accurately estimate the cost of performance. To the extent that our costs exceed our estimate, we will lose money on the contracts. Such cost overruns could result from a number of factors including increases in costs of materials, an underestimation of the amount of labor required and design or production problems.

To the extent that we subcontract work under our contracts, any failures by our subcontractors could impair our relations with the contracting agencies.

We frequently use subcontractors to perform work or provide materials for our contracts. We are dependent upon the subcontractors to meet the quality and delivery requirements of the contracting agency. To the extent that the products or services provided by the subcontractors do not meet the required specifications or are delivered late, the contract may be terminated by the Government for default. Such a default could result in our disqualification from bidding on contracts. We have in the past had problems with a supplier, Triumph Components-Arizona, Inc. (Triumph) and, although we no longer use the services of Triumph, we may be in default under pending contracts for which Triumph was a subcontractor, and our reputation may have been impaired. Although we settled the dispute with Triumph, we believe that this dispute may have had, and may continue to have, a negative impact on our relationship with the United States government since our deliveries of products for which Triumph performed services were late and continue to be late.

We may be subject to claims and government investigations as a result of actions of an affiliate.

During 2005 we were a defendant, along with Hill Industries, Inc. which is controlled by Harry Lebovitz and therefore is an affiliate, in an action brought by Bell Helicopter Textron, Inc. claiming that we delivered a part labeled as a Bell Helicopter part together with a compliance certificate which was not authorized as a result of action taken by an affiliate. Although the complaint was dismissed against us, we cannot assure you that we will not be affected by similar problems in the future or that we will not be subject to any government investigation arising out of conduct by Hill Industries, Inc. and Harry Lebovitz.

Our inability to attract and retain qualified engineering personnel could impair our ability to continue our business.

Our business is dependent upon our engaging and retaining engineering personnel with experience in the aerospace and defense industries. To the extent that we are unable to hire and retain these engineers, our ability to bid on and perform contracts will be impaired.

We rely on our senior executive officer.

We are dependent upon the continued employment of certain key employees, including our chief executive officer, Bruce Littell. Although, we have an employment agreement with Mr. Littell, the agreement does not assure us that he will continue to work for us. The loss of Mr. Littell could materially impair our operations.

Because of our small size and our historical financial problems, we may have difficulty competing for business.

We compete for contract awards directly with a number of large and small domestic and foreign defense contractors, including some of the largest national and international defense companies, as well as a large number of smaller companies. In addition, our continuing losses may continue to place us in a competitive disadvantage.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

Because of our financial condition, it may be difficult for us to raise additional capital if required for our present businesses and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

We may not be able to continue to grow through acquisitions.

An important part of our growth strategy is to expand our business and to acquire other businesses, which may or may not be related to our current businesses. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this prospectus, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

      o the difficulty of integrating acquired products, services or operations;

      o the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

      o the difficulty of incorporating acquired rights or products into our existing business;

      o difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

      o difficulties in maintaining uniform standards, controls, procedures and policies;

      o the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

      o the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

      o the effect of any government regulations which relate to the business acquired;

      o potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Because we only have one director who is not an independent director, we do not have independent audit or compensation committees. We also are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required in the future to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Because we have only one director, we may be unable to generate any interest in our common stock.

In general, investors, particularly institutional investors, do not invest in companies that do not have an independent board of directors, a view which is more notable for companies whose stock is not traded on the Nadasq Stock Market or is listed on the New York or American Stock Exchange. Further, since we have only one director, Mr. Bruce Littell, he has the sole ability to make all determinations relating our business, including the issuance of shares of common stock and stock options and compensation of officers, including his own compensation.

Risks Relating to an Investment in Our Securities

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

The issuance of shares through our stock compensation and incentive plans may dilute the value of existing stockholders.

We anticipate using stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price.

We do not anticipate paying dividends on our common stock.

If dividends are not paid, the market price of the common stock can be affected.

Because there is no active market for our common stock, you may have difficulty selling common stock that you own.

Although we are registered pursuant to the Securities Exchange Act of 1934, there is no active public market for our common stock. Accordingly we cannot assure you that there will be any public market for our common stock.

Because we are subject to the "penny stock" rules, you may have difficulty in selling our common stock.

Our stock is subject to the SEC's penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

      o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

      o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

      o "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements may not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us, including this annual report on Form 10-KSB, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

Historically, there has been volatility in the market price for common stock of companies such as ours. Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially. Further, since a majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter, the underutilization of our technical personnel may cause significant variations in our operating results in any particular quarter and could result in losses for the quarter.

We cannot predict when or whether an active market for our common stock will develop.

In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

BUSINESS

United States Government Contracts

We are an aerospace and defense contractor for divisions of the United States military. We derive approximately 96% of our revenues from government contracts pursuant to which we supply aircraft replacement parts for turbine engines, landing gear, structural components, and repair and overhaul services for hydraulics, mechanical systems and support equipment. We only produce parts pursuant to contracts; we do not produce parts for inventory. Our contracts are principally with the Department of Defense and various military acquisition organizations including the Air Force Logistics Material Command, the Defense Logistics Agency, the Navy Logistics Agency and other acquisition, supply and repair centers for the Air Force, Navy and the Army Aviation and Missile Command. We provide parts and perform services for military aircraft (known as "fixed wing aircraft") including the F-5, the F-16, the F-18, the C-130, and the KC-135 and for helicopters (known as "rotary wing aircraft") such as the UH-1, the UH-60 and the CH-47. We also perform repair and overhaul services for various aircraft including the UH-60, the CH-47 and the OH-58. We perform on contracts through a combination of assigning work to subcontractors, overhauling, repairing and producing or finalizing production of parts for delivery in our own facilities with our own engineers and machinists.

From time to time we have provided parts and services as a subcontractor to other defense contractors. We also provide a limited number of parts and services to commercial aircraft. However, our revenue from these sources has not been material.

Our Strategy

Strategy

Our contracts are awarded through a competitive bidding process. Our strategy is to bid competitively on contracts that offer us highest potential profit including contracts for flight critical parts and services, in categories of parts and services where we can be qualified as a bidder and have a history of successful performance. We also seek to partner with other defense contractors on bids where we cannot qualify by ourselves. We believe that for us to remain competitive we must pursue a plan for growth which would include raising additional capital to fund expansion of our facilities and personnel, and possible acquisitions in complementary businesses.

We are developing a more focused strategy in our bid selection criteria and have accordingly reduced the number of bids made during the year which correspondingly has reduced our overhead. However, we cannot assure you that we will be able to maintain or increase our success rate. Based on our bidding strategy, our success rate of awarded contracts to bids submitted has improved from 5% in 2004 to 11% in 2005, although we sustained a decrease in revenue from these contracts. During 2005, we submitted 39 bids and were awarded four contracts with a total value of approximately $6,000,000, and in 2004, we made 105 bids and were awarded six contracts of approximately $11,575,000. We currently have 24 bids outstanding with the United States government.

Contract Solicitation and Bids

All of our contracts are sourced through United States government contracting protocols. The military contracting agencies or departments periodically publish public solicitations for bids on required parts and service. The solicitations identify groups of products or repairs required for the maintenance, upgrade and specified functioning of their aircraft, and we bid on selected solicitations for contracts. The entire solicitation, bid and fulfillment process for government contracts is regulated by the Federal Acquisitions Regulations, known as "FAR." The United States government and the parties it contracts with must comply with FAR in all aspects of the government contracting industry.

In order to submit a bid, all bidding entities must have a "CAGE" code, which means the bidder has registered with the Central Contractor Registration Website, and if the solicitation includes data that is restricted from public access for security purposes, the bidder must also have a military criticality technical data agreement. We have both a CAGE code and a military criticality technical data agreement.

As part of the contract solicitation and bid protocol, we must establish that we are a qualified contractor for the specific types of parts or services in the solicitation. Such substantiation includes evidence of our capability to perform the contract in terms of personnel and materials, evidence that our company has previously and successfully performed similar contracts and produced similar products, and other matters, including our company's overall financial condition. We seek to bid on "flight critical" contracts, which are contracts for parts that are critical to the flight safety of the aircraft. We have in the past successfully substantiated our qualification to perform flight critical contracts. We believe that these contracts generally have a higher dollar value and higher profits than other contracts for which we are qualified.

In preparing a bid, we must work within the design specifications for the product that is the subject of the solicitation, as well as general military and Department of Defense product guidelines to develop the manufacturing process from start to finish. We must also determine the quantity and identity of materials, subparts and subcontractors to best meet the specifications for the production of the particular item. This step of the preparation of the bid is critical, since it determines many of the cost and timing considerations of performing the contract including the subparts, assemblies and materials required to fulfill the contract, as well as the required subcontracting for production. Ultimately, this step in the process will determine whether the contract can be successfully performed, at what cost, and at what projected rate of profit to our company. If we do not correctly assess the engineering and production costs for the contracts we have bid on we may face losses or increased costs if we are awarded the contract.

Our bid includes a complete cost estimate for materials, labor hours and delivery specifications, and we may be required to update or refresh our bid. The cycle of time in the bid and award process can be many months and may at times exceed a year.

Bid Selection Criteria

In selecting the winning bid and awarding the contract, the government looks at a group of factors including qualification of the contractor to bid on the type of contract under consideration, identification of subcontractors and suppliers, overall price, delivery and history of performance on similar contracts by that company and the proposed subcontractors. The government also has the right to perform a review of bidders and the proposed subcontractors. Such a review, or survey, can include the bidder's financial condition, other contracts in process, history of contract performance and any other matters which the government deems relevant to assessing that company's qualifications, ability to perform on the contract as bid and likelihood of delivering acceptable parts or services in compliance with specifications and certifications under quality assurance programs. The government may perform the same review and survey of the subcontractors and suppliers selected by the bidding company. We believe that we maintain all required quality assurance certifications for the contracts on which we bid. We and our sub-contractors are routinely subject to review and quality audits by the United States government.

Payment Structure

Each product we produce must meet the specifications of the acquiring organization, known as the "contractor inspector requirements," for us to be paid. To the extent that we have to incur unplanned expenses on a contract, we will not be able to recoup these costs unless the contract is modified by the contracting agency.

We bear the financial burden of performing on the contract and accordingly our cash flow needs can be significant if we are performing on a number of contracts that will not reach completion or be eligible for progress payments in the near future.

We have not received progress payments since 2003. Because we do not have a working capital facility we may have difficulty performing under our contracts, especially if we are required to make significant expenditures or if there is a significant delay between the commencement of work and our receipt of payment. Since our credit facility can only be used to finance accounts receivable, we have no financing to enable us to complete our contracts. The government does not have any payment obligations until acceptance. As a result we require additional working capital to enable us to complete a contract.

Additional delays in payment occur the first time that we deliver a part that we have not manufactured within the previous three years. Under FAR, the first article must be approved before we can go into full production, and the rate of rejection by the government on these parts is higher than on production parts and is sometimes a cause of delays in delivery and increased expenses.

Under the applicable procurement regulations, our contracts are subject to the right of the government to terminate for convenience.

Contracts for Repair and Overhaul

Contracts for repair and overhaul services are performed on a fixed price basis. If we underestimate the extent of the repairs, we must absorb that price difference to complete the repairs. However, if the repairs are more extensive than originally represented by the government, we can seek to renegotiate the contract price or submit a request for equitable adjustment although the contracting agency may not agree to an adjustment in the price or any adjustment it approves may not cover our increased cost.

Historically, approximately 70% of our government contracts were for parts, and 30% were for repair and overhaul services. Since 2004, our overhaul division has been expanding faster than the fabrication division. Based on the open contracts as of March 30, 2006, 43% of our government contracts are for parts and 57% are for repair and overhaul services.

As of March 31, 2006, we had 22 contracts with a dollar value of more than $150,000. We bid on contracts that range in dollar value from $150,000 to $4,000,000. Based on the value of the bids submitted during 2005, approximately 16% of the bids were for contracts valued between $450,000 and $1,000,000 and approximately 76% of the bids were for contracts valued above $1,000,000. We were awarded four contracts in 2005 with a total value of approximately $6,000,000.

Project Management

Much of our manufacturing work and processing services under government contract are performed by our subcontractors, and we must manage and monitor their work.

We have several important criteria we use in selecting our subcontractors, including their holding required certifications, our past experience with the subcontractors and their location in relation to our facilities. In some cases, the government can dictate which subcontractors we must use and in such case, we must contract with that entity.

Certifications and Qualifications

In August 2005, we passed the ISO 9001:2000 quality system audit and our quality system is now registered with the ISO 9001: 2000 standard. In addition, we have been granted a "Quality System Certification" by the United States military. This certification is recognized and accepted by all of the United States government agencies that we regularly contract with. The United States military has the right to periodically review our (and our subcontractors') manufacturing processes to determine if we remain in compliance with the military's quality standards under this certification. If we are not in compliance, we would not be permitted to continue performing on any contracts which require such certification.

We are also certified by the Federal Aviation Administration to operate a commercial aircraft repair station within the "Limited Accessory" Ratings. This certification permits us to perform repair and service on commercial aircraft. The FAA certification must be applied for and renewed every two years. However, these services constitute an immaterial portion of our revenues.

Competition

We face intense competition. Our competitors include small and medium sized companies, as well as large, internationally known aerospace companies, such as Lockheed Martin, General Electric and Honeywell. Some of the advantages that large competitors have include their financial resources, government contacts, and marketing organizations which provide them with greater opportunity to provide input in the development of specifications.

Our competitors on any specific contract will vary according to the type of contractor the bid is open to, in addition to the type of part or service that is the subject of the bid. The United States may open bids to certain categories of bidders. Those categories include small businesses and entities that are pre-qualified for certain types of contracts. The United States can also open the bid to everyone, meaning there are no specific requirements to be a bidder (other than the customary requisite certifications).

We generally bid on contracts where we anticipate fewer competitors including contracts set aside for small business.

Licenses, Patents and Trademarks

Our business is not dependent upon the development, ownership or protection of proprietary intellectual property rights or licenses.

Product Liability and Warranty

We do not carry product liability insurance, and we do not provide any warranty on our parts or services. Our products are inspected and or tested by the Government before payment is made and our liability to the contracting agency on the parts terminates on delivery and acceptance. However, we may nonetheless be held liable for damage, including loss of life, resulting from a faulty part.

Backlog

As of March 31, 2006, we had a backlog of $11,621,826, most of which we expect to be delivered during the following twelve months.

Employees

As of March 31, 2006, we had 31 employees, of which three were administrative, three sales and marketing and 25 manufacturing. None of our employees are represented by a labor union, and we believe that our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

We lease 16,600 square feet of office space and a repair facility at 19734 Dearborn Street, Chatsworth, California pursuant to a lease which expires in May 2007 with a renewal option. The current annual rent is approximately $140,000. We also lease 14,600 square feet for our manufacturing facility at 9800 Eton Avenue, Chatsworth, California pursuant to a lease which expires in January 2008, with a renewal option. The current annual rent is approximately $119,000. Both of our leases include standard escalation provisions. We believe that our current space is adequate for our immediate and near term requirements and that additional space is available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

In December 2003, we commenced an arbitration proceeding against one of our major suppliers, Triumph Components-Arizona, Inc., claiming that the supplier defaulted on its performance on purchase orders. Responding to this proceeding, Triumph issued a stop work order and refused to return materials that we had supplied to it. On May 19, 2004, we entered into a settlement agreement with Triumph pursuant to which Triumph agreed to complete the work on selected projects in a timely manner and to return to us the materials for the remaining projects and Triumph reduced the amount we owed from $1,463,000 to $750,000.

On November 23, 2004, we commenced a second arbitration proceeding against Triumph based on our claim that Triumph breached the settlement agreement by failing to deliver the parts that it was required to deliver and by delivering parts that were rejected for failure to meet quality standards. On March 2, 2006, we entered into a letter of understanding with Triumph whereby we agreed to pay Triumph a total of $950,000 as follows: $40,000 upon execution of a settlement agreement; $40,000 monthly payments for 22 consecutive months and one final payment of $30,000. The letter of understanding provides for the total amount paid to be reduced if we pay early. Further, if we raise additional capital during the two years following the date of the letter of understanding, we will be required to apply 50% of the first $500,000 of the gross proceeds raised and 100% of any proceeds greater than $500,000 to payment of our obligation to Triumph.

On March 14, 2005, Bell Helicopter Textron, Inc. filed a complaint against our subsidiaries and Hill Industries, Inc. ("Hill Inc.") in the United States District Court for the Central District of California. Hill Inc. is wholly owned by Mr. Harry Lebovitz, a former director and one of our major stockholders. The complaint alleged that we delivered parts which were mismarked as a Bell Helicopter part and delivered an improper compliance certificate. On May 13, 2005, our subsidiaries signed a settlement agreement and conditional release of claims whereby the litigation with Bell was dismissed as to us. We have no financial obligations under the settlement agreement.

On March 14, 2006, we canceled a consignment agreement with Hill Inc. On April 11, 2006, Mr. Lebovitz filed a lawsuit against us, our subsidiaries and Mr. Bruce Littell claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign the agreement pursuant to which he resigned as an officer and director, which is described under "Item 12. Certain Relationships and Related Transactions."; (2) we failed to remit amounts due under a consignment agreement with Hill, Inc.; and (3) we failed to provide an accounting for amounts that Mr. Lebovitz loaned to Logistical. Mr. Lebovitz is seeking compensatory and punitive damages as well as attorney fees. We believe that such claims are without merit and plan to vigorously defend ourselves against such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the OTC Bulletin Board under the symbol LGSL. Prior to the reverse acquisition in May 2004, our stock was traded on the OTC Bulletin Board under the symbol BIKI. Our common stock has had a limited and sporadic trading history. The following table sets forth the quarterly high and low bid prices for our common shares on the OTC Bulletin Board for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                      BID PRICE
                 -------------------
PERIOD (1)         HIGH       LOW
2004:

First Quarter    $   3.00   $   1.01
Second Quarter   $   3.00   $   1.50
Third Quarter    $   3.00   $   1.01
Fourth Quarter   $   1.90   $   1.65

2005:

First Quarter    $   1.85   $   1.65
Second Quarter   $   1.80   $   1.50
Third Quarter    $   1.70   $   1.15
Fourth Quarter   $   1.60   $   0.70

2006
First Quarter    $   0.70   $   0.15

Holders

There are approximately 468 record holders of our common stock at March 31, 2006. The number of registered shareholders includes an estimate of the number of beneficial owners of common shares held in street name. Our transfer agent and registrar is Interwest Transfer Company, 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone (801) 272-9294.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future.

Equity Compensation Plan

The following table sets forth information relating to equity compensation plans as of December 31, 2005

                                   Number of securities                          Number of securities
                                    to be issued upon      Weighted-average     remaining available for
                                       exercise of         exercise price of     future issuance under
                                   outstanding options    outstanding options     equity compensation
Plan Category                          and warrants          and warrants                plans
--------------------------------   --------------------   -------------------   -----------------------
Equity compensation plans
approved by security holders                        -0-                   -0-                        NA
Equity compensation plan
not approved by security holders              8,020,000   $               .25                       -0-


We do not have any equity compensation plans for our employees, directors or consultants. At December 31, 2005, there were: (1) 20,000 shares of common stock issuable upon exercise of a warrant granted in 2005 for financial consulting services; (2) 8,000,000 shares of common stock issuable upon exercise of a warrant granted for services as placement agent in connection with a private placement of our common stock in 2004.

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

OVERVIEW

Our acquisition in May 2004 was treated as a reverse acquisition with the effect of Logistical Support, LLC and Hill Aerospace & Defense, LLC. being treated as the acquiring party for accounting purposes and the acquisition being treated as a recapitalization.

The financial statements contained in this Annual Report on Form 10-KSB are presented on a consolidated basis as if this transaction had occurred on December 31, 2003. The historical financial statements reflect the combined operations of Logistical Support, LLC and Hill Aerospace & Defense, LLC.

Our primary customer is the United States Government, for whom we are an aerospace and defense contractor. Approximately 96% of our revenue is derived from these contracts.

Our ability to generate revenue and profit is dependent upon our ability to obtain the contract award and to accurately estimate our costs. Since our contracts generally do not provide for progress payments, there is a significant delay between the time we commence work on a project, and receive payment. We do not presently have a working capital credit facility, and we may not be able to obtain such a facility. The lack of such a facility combined with modest working capital and the government's payment policies make it difficult for us to operate profitably. We have incurred increasing losses through December 2005, with a decrease in both revenue and gross margin from 2004 to 2005.

During 2005, we had a dispute with Triumph, one of our contractors. As a result of the problems with Triumph, we incurred unanticipated costs in reworking the parts as well as delays in delivery. In addition to the costs we incurred, our reputation in the industry was affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

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

REVENUE RECOGNITION. Sales under long-term government contracts are recorded under the percentage of completion method. Contract sales and contract costs of sales are recorded as contract work is performed based on the percentage that incurred costs bear to estimated total costs utilizing our estimates of costs and contract value. Cost estimates include direct and indirect costs such as labor, materials and factory overhead. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

CONTRACTS COSTS. For each of our contracts we determine our costs and our estimated profit. Estimated profits are based on our historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of our estimated overhead. Substantially all of our government contracts do not provide for progress payments. As a result, we have no billing for those contracts until the acceptance and delivery of the finished products and we have significant amount shown on our balance sheet as costs and estimated profit in excess of billings. Although reflected as a current asset, there may be a considerable delay between the time the costs are incurred and the actual billing. To a significantly lesser extent, we have contracts that do provide for interim payments. To the extent that the payments exceed our costs and estimated profit, that amount is reflected as a current liability. The actual results could differ significantly from our estimates and these differences could be material to our financial statements. We account for the change in estimate in the period of change so that the balance sheet at the end of the period of change and the accounting for revenue recognition in subsequent periods are as they would have been if the revised estimate had been the original estimate.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our revenue for the year ended December 31, 2005 was $5,318,113, a decrease of $351,001, or 6.2% from $5,669,114 for the year ended December 31, 2004. The decrease in revenue is primarily due to the slow progress on most of the our contracts in 2005 because of the lack of working capital, delivery delays resulting from our dispute with Triumph, and prolonged first article inspection by the United States Government. In addition, an increase in cost estimates on several contracts resulted in a reduction in the percentage of completion on those contracts thereby reducing revenue on the contracts. In addition, 2005 revenues were affected by the cancellation of one contract.

Our cost of sales for the year ended December 31, 2005 increased by $16,533 or 0.4% from $4,461,820 for 2004 to $4,478,353 for 2005. Our gross margin for 2005 was 15.8% compared to 21.3% for 2004. The decrease in gross margin is due to us revising the estimated cost to complete on five jobs by approximately $450,000 during 2005, four of which were related to adjustments made to the stages of completion of parts delivered by Triumph. Since we were not able to inspect the parts until the settlement negotiations were complete, we relied on information provided by Triumph. Upon our inspection we came to the conclusion that some parts were not as represented to us as to the stage of completion and other parts were non-conforming.

General and administrative expenses for the year ended December 31, 2005 increased by $271,374, or 19.7%, from $1,375,471 for the year ended December 31, 2004 to $1,646,845 for the year ended December 31, 2005. The increase is principally due to the distribution of a non-cash bonus to an officer, increase in legal and consulting fees due to acquisition projects and moving costs related to occupying an additional facility in Chatsworth, California.

Sales and marketing expenses for the year ended December 31, 2005 decreased by $122,156, or 38.1%, from $320,557 for the year ended December 31, 2004 to $198,401 for the year ended December 31, 2005. The decrease is principally due to the reduction in marketing payroll, including two key vacancies, one of which has been filled at year end.

Other income for the year ended December 31, 2005 decreased by $180,801, or 82.6%, from $218,958 for the year ended December 31, 2004 to $38,157 for the year ended December 31, 2005. The decrease is principally due to write off of liabilities that occurred during and prior to the year ended December 31, 2004. During 2005, we compromised a previously accrued obligation for legal services at a discount, resulting in a gain on debt extinguishment of $50,132.

Interest expense for the year ended December 31, 2005 decreased by $21,610, or 66.6%, from $32,468 for the year ended December 31, 2004 to $10,858 for the year ended December 31, 2005. The decrease is principally due to fewer interest bearing debt obligations outstanding during the year ended December 31, 2005.

Our settlement with Triumph in May 2004 reduced our obligations to Triumph from approximately $1,463,000 to $750,000, As a result, we recognized a gain on the settlement of this matter of $483,775. On March 2, 2006, we entered into a letter of understanding with Triumph whereby we agreed to pay Triumph a total of $950,000 in installments. As a result we accrued an additional amount due to Triumph of $257,892 as of December 31, 2005.

During the fourth quarter of 2005, we established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz in the amount of $268,793. We are also one of the six guarantors that have guaranteed the debt of an entity controlled by Mr. Lebovitz. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. During the fourth quarter of 2005, we determined that the likelihood of the affiliated company being able to pay the debt was remote and therefore have recorded the outstanding obligation of $318,461 which has also been charged to the provision for related party receivables.

Other expense for the year ended December 31, 2005 decreased by $116,925, or 54.1%, from $216,069 for the year ended December 31, 2004 to $99,144 for the year ended December 31, 2005. In 2004, we incurred expenses which were not incurred in 2005, which included settlement of a dispute with a consignor of inventory, broker commissions for the obtaining of purchase order financing facilities, and appraisal costs for leasing a new building and equipment.

Benefit for income taxes for the year ended December 31, 2005 was $37,668 which reflects a net operating loss carryback as a result of the net loss incurred during the year ended December 31, 2005. Prior to May 27, 2004 we were taxed as a flow-through entity. Provision for income taxes for the year ended December 31, 2004 was $37,668.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had working capital of $1,131,895, as compared to $2,388,899 at December 31, 2004. We had cash and cash equivalents of $387,216 at December 31, 2005 as compared to cash and cash equivalents of $1,202,768 at December 31, 2004. As of December 31, 2005, we have net contract costs and estimated earnings of $1,979,626 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved.

We expect to decrease the time accounts payables are relieved as cash flow permits. Due to us not paying our accounts payable on a timely basis in the 2003 and early 2004, some of our vendors required us to issue promissory notes that have defined payment terms that are generally less than 18 months. These notes payable generally do not bear interest, but we have imputed interest at the rate of 12% for those notes payable that have repayment term greater than one year.

During the year ended December 31, 2005, our operating, investing and financing activities used cash of $305,323, $103,926 and $406,303, respectively. The cash used in operating activities was principally a result of our net loss, offset by non-cash expenses. Cash used in investing activities was a result of the purchase of property and equipment. Cash used in financing activities was a result of the paydown of notes payable and capital lease obligations, the repayment of amounts due under our factoring line of credit and the repurchase of shares of our common stock from a related party.

We have an accounts receivable financing facility with Commerce Funding Corporation. The interest rate is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to lend up to 85% of qualifying receivables. There were no outstanding borrowings at December 31, 2005.

Our ability to generate cash flow from our business is dependent upon a number of factors, including our ability to receive awards and to estimate accurately our costs. Because of the government's payment policies and the extended period of time between the commencement of work on a contract and our receipt of payment, we believe that our ability to grow is dependent upon obtaining funding, either through the sale of our securities or a credit facility that is not based on accounts receivable. To the extent that we receive more awards, we will require additional funding to finance the performance of these contracts. Our thin trading market and our stock price may make it difficult to obtain capital except on terms that are highly dilutive to our stockholders. Further, during the past year, we have changed our estimates on our contract costs, largely because of the problems we encountered with Triumph. We cannot assure you that we will not have to change our estimates on other contracts.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 8A

Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer (who is the same individual) evaluated the effectiveness of our disclosure controls and procedures. Based on his evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting him to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The names, ages and positions of our directors and executive officers as of March 31, 2006, are listed below:

Name              Positions                                                       Age
----              ---------                                                       ---
Bruce Littell     Chief executive officer, chief financial officer and director   57
Joe Lucan         Vice president - engineering                                    53
Jerry Hill        Vice president - overhaul and repair operations                 53
Russell Johnson   Vice president - marketing                                      51
Lucy Aikman       Secretary                                                       49


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

BIOGRAPHICAL INFORMATION

Bruce Littell has been our chief executive and accounting officer and a director since the reverse acquisition in 2004. He was an executive officer at Hill since its inception in 1997. Prior to joining Hill, he owned and operated various privately held companies in industries including oil and gas, lending and distressed real estate reorganization and asset recovery. Prior to those engagements, Mr. Littell owned his own accounting firm. Mr. Littell worked for Eisner & Lubin in New York City and with Kenneth Leventhal in Los Angeles as a Certified Public Accountant. Mr. Littell is a Certified Public Accountant in California. He holds a Bachelor of Science degree from the New York Institute of Technology, New York and a Masters of Business Administration from Henley Management College, UK.

Joseph Lucan has been our vice president - engineering since 1996 Mr. Lucan has been involved in the manufacturing of precision aerospace products. Since 1972, and has hands-on experience in all aspects of the business, from CNC programming and machining to production planning and control.

Jerry Hill has been our vice president of overhaul and repair operations since January 2004. He has operations experience in landing gear and hydraulics. Before joining us, Mr. Hill held operations management positions at Hawker Pacific Aerospace and Helicopter Accessory Service.

Russell Johnson has been our vice president of sales and marketing since November 2005. He has more than 20 years of experience in the aerospace industry with Lockheed Martin, Vickers Aerospace, Eaton Corporation and Meggitt Safety Systems. He has held key positions in engineering, marketing, program management and business development. He holds a Bachelors of Science degree in mechanical engineering technology from California Polytechnic State University - San Luis Obispo.

Lucy Aikman has been our secretary since May 2004. Ms. Aikman has been with Hill and Logistical as controller since 2000. From 1997 to 2000, she worked with several manufacturing and import companies in various accounting positions including human resources. Ms. Aikman received a Bachelor of Arts degree from Pomona College in Claremont, California.

Committees

Since we only have one director, we do not have an audit or compensation committee.

Compliance With Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, during the year ended December 31, 2005, the Form 5 filed by Bruce Littell and Harry Lebovitz, which were due on February 14, 2005, were filed on February 16, 2005.

Code of Ethics

On November 12, 2004, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our employees, generally. A copy of our code of ethics is posted on our Web site.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation we paid to our chief executive officer and the only executive officers, other than the chief executive officer, whose salary and bonus earned exceeded $100,000 for the year ended December 31, 2005.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
                               -------------------

                                                                      All other
Name and Principal Position             Year    Salary     Bonus     Compensation
-------------------------------------   ----   --------   --------   ------------
Bruce Littell, chief executive and      2005   $323,077   $185,285(1)
financial officer, president and        2004    263,984         --             --
Chairman of the board                   2003    118,000         --             --

Harry Lebovitz, former                  2005    115,385         --             --
co-chairman of the board                2004    264,827         --             --
                                        2003     97,000         --             --

Joseph Lucan, vice president,           2005    102,996   $  2,500             --
engineering                             2004    102,996         --             --
                                        2003     90,000         --             --

-------------------

Mr. Lebovitz is no longer an officer or director.

      (1) The bonus was paid through the cancellation of a receivable due from Mr. Littell.

No officer received perquisites and other personal benefits, securities, or property received in excess of 10% of his salary.

      We do not have any plan or program for the grant of options, restricted stock or other equity-based incentives.

      On December 15, 2005, Bruce Littell and us entered into an employment agreement pursuant to which Mr. Littell will act as our Chief Executive Officer. Unless terminated earlier in accordance with its terms, the Employment Agreement has a term of two years beginning on January 1, 2006 and ending on December 31, 2007, and the term will automatically extend for additional two-year terms unless notification is provided in accordance with the Employment Agreement. We will pay Mr. Littell an annual base salary of $300,000 for the first year of the Employment Agreement, and thereafter Mr. Littell's salary will be determined in the sole discretion of the Board of Directors. In the event that Mr. Littell's employment is terminated by us without cause, Mr. Littell is entitled to receive a lump-sum severance payment in an amount equal to two year's salary then in effect at the time of termination.

      In addition, in December 2005, we entered into employment agreements with four executives that total annual compensation of $341,909. All four employment agreements are for the term of one year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and discussion provides information as to the shares of common stock beneficially owned on March 31, 2006 by:

      o     each director;

      o     each officer named in the summary compensation table;

      o each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and all directors and executive officers as a group.

                                        Shares of Common       Percentage of
                                       Stock Beneficially       Outstanding
       Name                                  Owned             Common Stock
------------------------------------   ------------------      -------------
Harry Lebovitz                                 26,811,302              37.47%
956 Kagawa St
Pacific Palisades, CA 90272

G. Scott Littell, trustee                      18,077,365(1)           25.27%
The Children's Trust of 1988
1452 2nd Street
Santa Monica, California 90401

Bruce Littell                                   9,633,637(1)(2)        11.87%
19734 Dearborn Street
Chatsworth, California 91311

Hunter World Markets,                           8,000,000(3)           10.06%
Inc.
9300 Wilshire Boulevard
Beverly Hills, California 90212

Absolute Return Europe Fund Camin de            6,000,000(4)            8.39%
Sarria 63
E-07010 Establishments
Spain

European Catalyst Fund                          4,000,000(5)            5.59%
P.O. Box 1234
Georgetown
Grand Cayman Islands

Joseph Lucan                                    3,105,666               4.34%

All directors and executive                    30,816,668              37.96%
officers as a group (2
individuals)

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 31, 2006.

(1) Mr. G. Scott Littell is the brother of Bruce Littell. Mr. Bruce Littell's children are the beneficiaries of The Children's Trust of 1988. The shares beneficially owned by Bruce Littell do not include any shares which are owned by The Children's Trust of 1988, as to which Mr. Bruce Littell disclaims beneficial interest.

(2) Represents 9,633,637 shares of common stock issuable upon exercise of warrants held by Mr. Littell.

(3) Represents 8,000,000 shares of common stock issuable upon exercise of warrants held by Hunter World Markets. Mr. Todd Ficeto has sole voting and dispositive power with respect to the securities owned by Hunter World Markets.

(4) Mr. Florian Homm has sole voting and dispositive power with respect to the securities owned by Absolute Return Europe Fund.

(5) Mr. Darius Parsi has sole voting and dispositive power with respect to the securities owned by European Catalyst Fund.

See "Item 12. Certain Relationships and Related Transactions" with respect to an agreement pursuant to which we would purchase up to 1,200,000 shares of our common stock from Mr. Lebovitz or entities controlled by him at a purchase price of $.25 per share during the one year period commencing on June 15, 2005. Under the terms of the agreement, our purchases shall not exceed $300,000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 1, 2005, we entered into an agreement with Harry Lebovitz and entities controlled by him pursuant to which Mr. Lebovitz resigned from our board of directors and from any and all management and other employment positions that he held with us and our subsidiaries effective July 1, 2005. Pursuant with this agreement during the twelve months commencing on June 15, 2005 we may purchase at a rate of 100,000 shares per month up to 1,200,000 shares of our common stock from Mr. Lebovitz or entities controlled by him at a purchase price of $.25 per share. Through March 31, 2006 we purchased 1,000,000 shares and paid Mr. Lebovitz $250,000. On April 11, 2006, Mr. Lebovitz commenced an action against us, our subsidiaries and Mr. Bruce Littell seeking to set aside the agreement. See "Item 3. Legal Proceedings."

We are one of several guarantors on a credit facility in favor of an entity owned by Mr. Harry Lebovitz. Mr. Lebovitz is the guarantor of the loan. The principal amount of the loan outstanding at December 31, 2005 is $318,461. Our guaranty is secured by substantially all the assets of our subsidiary, Hill Aerospace & Defense, LLC. As of December 31, 2005, we determined that the likelihood of the affiliated company being able to repay the debt was remote and therefore have recorded the outstanding obligation of $318,461 as a long-term liability in our consolidated balance sheet as well as the correspondingly recorded the same amount due from Hill Industries Inc. A provision for bad debts for the full amount was provided for against the amount due from Hill Industries Inc.

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

------------

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

(10) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered accounting firm, AJ. Robbins, PC during the fiscal years ended December 31, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, and
(iii) services rendered in connection with tax compliance, tax advice and tax planning. We did not engage our auditors for any other services during 2005.

                     December 31, 2005   December 31, 2004
                     -----------------   -----------------

Audit Fees           $         126,782   $         111,384
Audit Related Fees   $          26,719   $          13,774
Tax Fees             $          34,648   $          19,068

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LOGISTICAL SUPPORT, INC.


                                        By: /s/ Bruce Littell
                                           -------------------------------------
                                           Bruce Littell
                                           Chairman, Chief Executive Officer,
                                           Chief Accounting Officer and Director

Dated: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                        Title                             Date
    ---------                        -----                             ----

/s/Bruce Littell    Chairman, Chief Executive and Finacial        April 17, 2006
----------------    Officer, (Principal executive, financial
Bruce Littell       and accounting officer) and director

                    Logistical Support, Inc. and Subsidiaries
                        Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

                                    Contents

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet as of December 31, 2005                       F-2

    Consolidated Statements of Operations for the years ended
      December 31, 2005 and 2004                                             F-3

    Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 2005 and 2004                                             F-4

    Consolidated Statements of Cash Flows for the years ended
      December 31, 2005 and 2004                                             F-5

    Notes to Consolidated Financial Statements                               F-6

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                                DENVER, CO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Logistical Support, Inc and Subsidiaries
Chatsworth, California

We have audited the accompanying consolidated balance sheet of Logistical Support, Inc and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logistical Support, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ AJ Robbins PC
Certified Public Accountants

Denver, Colorado
February 24, 2006
Except for Note 13 as which the date is April 11, 2006,

                    Logistical Support, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                                                              December 31, 2005
                                                                              -----------------

                          ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                $         387,216
     Other receivable                                                                    10,523
     Accounts receivable, net of allowance for doubtful accounts of $15,587             515,740
     Inventory                                                                          102,891
     Contract costs and estimated earnings in excess of billings                      2,036,584
     Other current assets                                                                65,044

                                                                              -----------------
TOTAL CURRENT ASSETS                                                                  3,117,998

PROPERTY AND EQUIPMENT, net                                                             468,882

                                                                              -----------------
TOTAL ASSETS                                                                  $       3,586,880
                                                                              =================

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $         729,008
     Accrued Triumph settlement obligation                                              950,000
     Accrued expenses                                                                   192,021
     Billings in excess of contract costs and estimated costs                            56,958
     Notes payable, current portion                                                      18,588
     Capital lease obligations, current portion                                          39,528

                                                                              -----------------
TOTAL CURRENT LIABILITIES                                                             1,986,103

NOTES PAYABLE, net of current portion                                                    15,996
CAPITAL LEASE OBLIGATIONS, net of current portion                                        84,473
GUARANTEED OBLIGATION OF RELATED PARTY                                                  318,461
OTHER LONG-TERM LIABILITIES                                                             151,670

                                                                              -----------------
TOTAL LIABILITIES                                                                     2,556,703
                                                                              -----------------

COMMITMENT AND CONTINGENCIES                                                                 --

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; 5,000,000 shares
        authorized; 0 shares issued and outstanding                                          --
     Common stock, $0.001 par value; 100,000,000 shares
        authorized; 71,545,000 shares issued and outstanding                             71,545
     Additional paid-in capital                                                       3,108,978
     Due from officers/affiliates, net                                                 (228,275)
     Prepaid consulting                                                                  (5,786)
     Accumulated deficit                                                             (1,916,285)

                                                                              -----------------
TOTAL STOCKHOLDERS' EQUITY                                                            1,030,177
                                                                              -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $       3,586,880
                                                                              =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Logistical Support, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                 Years Ended
                                                    --------------------------------------
                                                    December 31, 2005    December 31, 2004
                                                    -----------------    -----------------

SALES
     Contract sales                                 $       5,130,759    $       5,483,560
     Product sales                                            187,354              185,554

                                                    -----------------    -----------------
     TOTAL SALES                                            5,318,113            5,669,114
                                                    -----------------    -----------------

COST OF SALES
     Contract sales                                         4,375,238            4,350,528
     Product sales                                            103,115              111,292

                                                    -----------------    -----------------
     TOTAL COST OF SALES                                    4,478,353            4,461,820
                                                    -----------------    -----------------

GROSS PROFIT                                                  839,760            1,207,294
                                                    -----------------    -----------------

OPERATING EXPENSES
     General and administrative expenses                    1,646,845            1,375,471
     Sales and marketing                                      198,401              320,557

                                                    -----------------    -----------------
TOTAL OPERATING EXPENSES                                    1,845,246            1,696,028
                                                    -----------------    -----------------

LOSS FROM OPERATIONS                                       (1,005,486)            (488,734)
                                                    -----------------    -----------------

OTHER INCOME (EXPENSE)
     Other income                                              38,157              218,958
     Gain on extinguishment of debt                            50,132                   --
     Interest expense                                         (10,858)             (32,468)
     Gain (loss) on Triumph settlement                       (257,892)             483,775
     Provision for related party receivables, net            (587,254)                  --
     Other expense                                            (99,144)            (216,069)

                                                    -----------------    -----------------
TOTAL OTHER INCOME (EXPENSE)                                 (866,859)             454,196
                                                    -----------------    -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (1,872,345)             (34,538)

PROVISION (BENEFIT) FOR INCOME TAXES                          (37,668)              37,668
                                                    -----------------    -----------------

NET LOSS                                            $      (1,834,677)   $         (72,206)
                                                    =================    =================


LOSS PER SHARE:
     BASIC AND DILUTED                              $           (0.03)   $               *
                                                    =================    =================


WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                     72,030,479           65,977,350
                                                    =================    =================

* - Less than $0.01

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Logistical Support, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                                                        Retained
                                     Common Stock         Additional      Due From                     Earnings/          Total
                               -----------------------      Paid-in      Officers/       Prepaid      (Accumulated    Stockholders'
                                 Shares        Amount       Capital      Affiliates    Consulting       Deficit)         Equity
                               -----------    --------    -----------    ----------    -----------    ------------    -------------

Balance, December 31, 2003      63,200,000      63,200        191,270      (282,276)            --       1,061,785        1,033,979

Shares issued in transaction
  with Bikini Team
  International, Inc.              745,000         745           (745)           --             --              --               --

Undistributed earnings of
  LLCs                                  --          --      1,071,187            --             --      (1,071,187)              --

Advances to officers/
  affiliates                            --          --             --      (322,421)            --              --         (322,421)

Issuance of common stock for
  cash, net of offering cost
  paid in cash of $435,000      10,000,000      10,000      1,555,000            --             --              --        1,565,000

Payment of offering costs
  with common stock              3,500,000       3,500         (3,500)           --             --              --               --

Cancelation of shares issued
  to GCH and payment for
  shares retained by GCH        (5,200,000)     (5,200)       455,200            --             --              --          450,000

Amortization of fair value
  of warrants issued to
  consultant                            --          --          3,295            --             --              --            3,295

Net loss                                --          --             --            --             --         (72,206)         (72,206)

                               -----------    --------    -----------    ----------    -----------    ------------    -------------
Balance, December 31, 2004      72,245,000      72,245      3,271,707      (604,697)            --         (81,608)       2,657,647


Officer receivables charged
  to salaries                           --          --             --       183,084             --              --          183,084

Provision for advances to
  officers/affiliates                   --          --             --       268,793             --              --          268,793

Advances to officers/
  affiliates                            --          --             --       (75,455)            --              --          (75,455)

Repurchase of common stock
    from related party            (700,000)       (700)      (174,300)           --             --              --         (175,000)

Fair value of warrants to
  consultant                            --          --         11,571            --        (11,571)             --               --

Amortization of prepaid
  consulting                            --          --             --            --          5,785              --            5,785

Net loss                                --          --             --            --             --      (1,834,677)      (1,834,677)

                               -----------    --------    -----------    ----------    -----------    ------------    -------------
Balance, December 31, 2005      71,545,000    $ 71,545    $ 3,108,978    $ (228,275)   $    (5,786)   $ (1,916,285)   $   1,030,177
                               ===========    ========    ===========    ==========    ===========    ============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Logistical Support, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                   Years Ended
                                                                      --------------------------------------
                                                                      December 31, 2005    December 31, 2004
                                                                      -----------------    -----------------

CASH FLOW FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                                                  $      (1,834,677)   $         (72,206)
   Adjustment to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation expense                                                     128,805               46,565
       Provision for related party receivables, net                             268,793                   --
       Loss on assumption of guaranteed debt of related party                   318,461                   --
       Officer receivable charged to salaries                                   183,084
       (Gain) loss on Triumph settlement                                        257,892             (483,775)
       (Gain) on extinguishment of debt                                         (50,132)                  --
       Other long-term liabilities                                               75,000                   --
       Amortization of fair value of warrants issued to consultants               5,785                3,295
   Changes in operating assets and liabilities:
     Other receivables                                                            7,477               12,000
     Accounts receivable                                                        133,034             (337,036)
     Due from officers/affiliates                                               (75,455)            (322,421)
     Inventory                                                                  (15,224)             (65,081)
     Contract costs                                                             285,323             (171,468)
     Other current assets                                                       (55,819)              33,700
     Accounts payable                                                           249,663              (47,008)
     Accrued expenses                                                          (149,665)             189,606
     Deferred taxes                                                             (37,668)              37,668

                                                                      -----------------    -----------------
Net cash  (used in) operating activities                                       (305,323)          (1,176,161)
                                                                      -----------------    -----------------

CASH FLOW (TO) INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (103,926)            (395,538)

                                                                      -----------------    -----------------
Net cash (used in) investing activities                                        (103,926)            (395,538)
                                                                      -----------------    -----------------

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
   Proceeds (Repayments) of  factoring receivables, net                        (157,154)             157,154
   Proceeds from the sale of common stock, net                                       --            2,450,000
   Repurchase of common stock from a related party                             (175,000)                  --
   Payment of offering costs                                                         --             (435,000)
   Payments on capital lease obligations                                        (24,910)             (18,810)
   Payments on notes payable                                                    (49,239)             (69,006)

                                                                      -----------------    -----------------
Net cash provided by (used in) financing activities                            (406,303)           2,084,338
                                                                      -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                            (815,552)             512,639

CASH AND CASH EQUIVALENTS, Beginning of year                                  1,202,768              690,129
                                                                      -----------------    -----------------

CASH AND CASH EQUIVALENTS, End of year                                $         387,216    $       1,202,768
                                                                      =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

   Interest paid                                                      $          10,858    $          32,468
                                                                      =================    =================
   Income taxes paid                                                  $          14,162    $          18,292
                                                                      =================    =================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of notes payable for accounts payable                     $              --    $         135,036
                                                                      =================    =================
   Capital lease obligations                                          $          77,600    $              --
                                                                      =================    =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

Note 1 - Organization and Significant Accounting Policies

      Organization and Line of Business

      Logistical Support, LLC ("Logistical") is a California limited liability company formed on January 29, 1997. Hill Aerospace & Defense, LLC ("Hill") is a California limited liability company formed on November 19, 1997. Logistical and Hill are two entities under common control. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock and warrants to purchase 20,997,574 shares of Bikini common stock. 5,200,000 of these shares of common stock and warrants to purchase 11,363,637 shares of common stock were subsequently returned and canceled (See Note 8). The warrants have an exercise price of $0.20 and expire on February 28, 2009. Pursuant to the Exchange Agreement, Bikini, Logistical and Hill agreed to elect Mr. Harry Lebovitz (Mr. Lebovitz has subsequently resigned - See Note 8) and Mr. Bruce Littell to the board of directors of Bikini upon the closing of the transaction. After the closing the members of Logistical and Hill owned approximately 98.8% (before exercise of the warrants) of the outstanding shares of Bikini common stock. Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. (the "Company"). Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

      The Company has two manufacturing facilities located in Chatsworth, California. It manufactures, overhauls, repairs and sells military spare parts under government contracts. The Company's primary customer is the United States Government. As of March 31, 2006, Hill merged into Logistical.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with and in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $1,834,677 for the year ended December 31, 2005; however, this net loss is a result of a few non-recurring events that resulted in significant charges to earnings during the year ended December 31, 2005 which are listed below:

            o In March 2006, the Company settled a legal matter with Triumph Components-Arizona, Inc., a supplier to the Company. During 2005, the Company took charges to earnings totaling approximately $614,000 related to the settlement amount, legal fees paid related to this matter and additional costs associated with Triumph contracts.

            o The Company entered into a consignment agreement with Hill Industries, Inc., a wholly owned entity of Harry Lebovitz on November 30, 2004. It lost approximately $41,000 from these activities. The Company terminated the consignment agreement on March 14, 2006. The Company also established a reserve against receivables from entities owned or controlled by Mr. Lebovitz and recorded a liability related to a loan that the Company guaranteed for an entity owned by Mr. Lebovitz. The above resulted in a change to earnings in 2005 of approximately $828,000.

            o The Company paid its current Chairman a bonus of approximately $183,000 by canceling a receivable from this executive.

      Going into 2006, the Company has a backlog of approximately $12 million of which it expects to deliver $6-$8 million during the year. The Company has changed its focus to concentrating more on bidding on overhaul and repair solicitations, which is the area that the Company has the most expertise and these orders are generally more profitable. The Company expects that its 2006 gross margin will increase as approximately 57% of the backlog relates to overhaul and repair orders where the margins are approximately 32% versus the gross margin on fabrication orders of approximately 8%. The Company plans to reduce overhead by moving the operations back into one facility and has already canceled the consignment agreement with Hill Industries, Inc. that was not profitable as described above. The Company's management anticipates cash flow in 2006 will improve as the Company will deliver several long-term jobs in 2006 resulting in the collection of cash for job related expense that have already been incurred and paid for by the Company.

      Although the Company incurred a substantial net loss during the year ended December 31, 2005, management believes that it has taken the necessary steps to improve cash flow and to return the Company to profitability so that the Company will continue as a going concern.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      Consolidated Financial Statements

      The accompanying consolidated financial statements include the accounts of the Company, Logistical and Hill. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2005, the Company used estimates in determining the realization of its accounts receivable and inventory, valuation of contract costs in excess of billings and recognition of revenue based on a percentage of completion. Actual results could differ from these estimates.

      Risks and Uncertainties

      The Company is engaged in supplying and repairing aerospace products to the United States military, and is subject to certain business risks specific to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

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

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has not experienced a loss in such accounts. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company's principal customer is the United States government which accounted for 96.5% and 96.4%of the Company's sales for the years ended December 31, 2005 and 2004, respectively. Management does not believe significant credit risk existed at December 31, 2005.

      Inventory

      Inventory consisting principally of parts are stated at the lower of cost or market utilizing the first-in, first-out method.

      Contract Costs/Contract Billings

      Contract costs are stated at cost plus estimated profits, but not in excess of realizable value, less amounts billed on the contract. The estimated profits on a contract are based on the Company's historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of the Company's estimated overhead. The actual results could differ significantly from the Company's estimates that these differences could be material to the Company's financial statements. The Company accounts for the change in estimate in the period of change so that the balance sheet at the end of the period of change and the accounting for revenue recognition in subsequent periods are as they would have been if the revised estimate had been the original estimate.

      Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-7 years. Test stands are stated at cost and are depreciated using the units of productions method over the estimated number of parts to be produced under the relevant contract.

      Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

      Revenue Recognition

      Sales under long-term government contracts are recorded under the percentage of completion method. Contract sales and contract cost of sales are recorded as contract work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the Company's estimates of costs and contract value. Cost estimates include direct and indirect costs such as labor, materials and factory overhead. Contract change orders and claims are included when they can be reasonably estimated and realization is probable. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      On a contract by contract basis, the Company presents those contracts where the contract cost plus estimated profit exceeds current billings as a current asset in the accompanying consolidated balance sheet and presents those contracts where the current billings exceed the contract costs plus estimated profits as a current liability in the accompanying consolidated balance sheet.

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

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      Earnings (Loss) Per Share

      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 17,653,937 and 17,633,937 common equivalent shares outstanding at December 31, 2005 and 2004, respectively. The Company has a net loss for the years ended December 31, 2005 and 2004. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive.

      Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2005 and 2004, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders equity the change in comprehensive loss.

      Reclassification

      Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

      Recently Issued Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

      In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

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

      In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

Note 2 - Other Receivable

      Other receivable at December 31, 2005 consists of a $10,523 receivable from Coast Metal Craft Inc. as a result of a settlement and mutual release agreement entered into. The receivable balance is due in monthly payments of $1,000 and with any remaining balance due on July 15, 2006.

Note 3 - Due From Officers/Affiliates

      Due from officers at December 31, 2005 and 2004 of $228,275 and $405,093 is principally advances made to certain of the Company's executives. These advances are non-interest bearing and are payable upon the demand of the Company.

      Due from affiliates at December 31, 2005 and 2004 of $587,254 and $199,604 is principally advances made to certain companies that are owned or partially owned by individuals who had a membership interest in the Company. These advances are non-interest bearing and are payable upon the demand of the Company.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      As of December 31, 2005, the Company established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz for the full amount of $587,254. The net related party receivables and allowance is summarized below:

            Net receivables from related parties                  $    815,529
            Less: allowance for doubtful accounts                     (587,254)
                                                                  ------------
                                                                  $    228,275
                                                                  ============

Note 4 - Contract Costs

      Contract costs at December 31, 2005 consisted of the following:

            Contract cost incurred, including estimated profit    $  13,477,889
            Less: amounts billed                                    (11,498,263)
                                                                  -------------
                                                                  $   1,979,626
                                                                  =============

      Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

            Contract costs in excess of billings                  $  2,036,584
            Billings in excess of contract costs                       (56,958)
                                                                  ------------
                                                                  $  1,979,626
                                                                  ============

      The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments, up to the total amount of progress payment outstanding. As of December 31, 2005, total amount of progress payment outstanding was $316,375. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

      During the years ended December 31, 2005 and 2004, there were no significant differences in the Company's estimated profits on contracts as reported in prior year financial statements and the actual results, except for several contracts previously related to Triumph litigation and certain other contracts. The loss recognized in 2005 related to these Triumph contracts was approximately $264,000. Losses from other contracts totaled approximately $ 159,000.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

Note 5 - Property and Equipment

      The cost of property and equipment at December 31, 2005 consisted of the following:

            Machinery and equipment                            $    254,470
            Test Equipment                                          322,850
            Automobiles                                              52,983
            Office equipment                                         79,754
                                                               ------------
                                                                    710,057
            Less accumulated depreciation and amortization         (241,175)
                                                               ------------

                                                               $    468,882
                                                               ============

      Depreciation expense for the years ended December 31, 2005 and 2004 was $128,805 and $46,565, respectively.

Note 6 - Notes Payable

      The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18%, maturing from 2004 to 2006.

      Principal payments on these notes payable are as follows:

            Year ending December 31,
               2006                                          $    18,588
               2007                                                5,803
               2008                                                4,668
               2009                                                5,081
               2010                                                  444
                                                             -----------
                                                             $    34,584
                                                             ===========

Note 7 - Guaranteed Obligation of Related Party

      The Company is one of six guarantors, who are affiliates, that has guaranteed the debt of an affiliated company. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. At December 31, 2005 and 2004, the debt of the affiliate company amounted to $318,461 and $310,767, respectively. In the event that the affiliate was unable to repay the note payable to the financial institution, the maximum exposure to the Company would be the outstanding amount of debt. If the Company had to fulfill its obligation under this guarantee, it would attempt to recover its loss from the five other guarantors and from the affiliated company. In addition, the holder of the loan has a security interest in all of Hill's assets. As of December 31, 2005, the Company determined that the likelihood of the affiliated company being able to repay the debt was remote and therefore has recorded the outstanding obligation of $318,461 as guaranteed obligation of related party (Hill Industries, Inc.) in the accompanying consolidated balance sheet.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      This loan was made to Hill Industries, Inc. in 1999 and is currently owed to National Loan Investors, LP. The loan bears interest at 10% per annum and requires monthly principal and interest payments of $3,121 with any unpaid principal and interest due on February 4, 2010.

Note 8 - Due to Factor

      On October 23, 2003, the Company entered into a one year agreement with Commerce Funding Corporation for the financing of its receivables. The agreement was automatically renewed until October 23, 2006. The interest rate on this receivable financing agreement is prime plus 1% (7.25% at December 31, 2005) and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At December 31, 2005, the Company had $0 outstanding under this agreement.

Note 9 - Stockholders' Equity

      Transaction with Bikini Team International, Inc.

      On May 27, 2004, the Company entered into a Share Exchange Agreement with Bikini, a publicly traded company, which set forth the terms and conditions of the exchange of all the membership interests of Logistical and Hill for an aggregate of 63,200,000 shares of Bikini common stock (5,200,000 of which were subsequently canceled - See below) and warrants to purchase 20,997,574 (11,363,637 of which were subsequently canceled - See below) shares of Bikini common stock. The accompanying statement of stockholders' equity is on a consolidated basis as if this transaction had occurred on December 31, 2003 and the historical statement of stockholders' equity is that of the Company.

      Agreements with GCH Capital Ltd.

      On May 27, 2004, the Company entered into a series of agreements with GCH Capital Ltd. ("GCH") including an acquisition consulting agreement, a consulting agreement and a repurchase option agreement. In connection with these agreements, the Company issued a contingent promissory note payable to GCH in the amount of $300,000, issued to GCH 11,200,000 shares of the Company's common stock, issued 11,363,637 warrants to purchase shares of the Company's common stock and issued an additional 1,000,000 warrants to purchase shares of the Company's common stock. The warrant to purchase 1,000,000 shares of the Company's common stock was at an exercise price $0.20 per shares and was for consulting services to be performed over a two-year period. The fair value of these warrants of $19,771 was determined using the Black-Scholes model under the following assumptions:
      (1) expected life of 2 years; (2) volatility of 0%, (3) risk free interest of 3.5% and (4) dividend rate of 0%. As of December 31, 2004 the Company had recorded interest expense of $3,295 for amortization of the value of the warrants.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

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

      Repurchase of Common Stock

      Effective June 1, 2005, the Company entered into a Separation Agreement by and between the Company, Hill, Logistical and Mr. Harry Lebovitz, Hill Industries, Inc. ("Hill Inc.") and Hill Industries, LLC ("Hill LLC"). Hill Inc. and Hill LLC are entities owned and controlled by Mr. Lebovitz. Pursuant to the terms of the Separation Agreement, Mr. Lebovitz resigned effective immediately from the Board of Directors of the Company and effective July 1, 2005 he no longer served in any management or service role at the Company or its subsidiaries, Hill and Logistical.

      In addition, the Company agreed to purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the "Purchase Price"), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases shall not exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company may cease such purchases and would have no obligation to resume them. As of December 31, 2005, the Company has purchased 700,000 shares of common stock for $175,000. These 700,000 shares were retired upon repurchase.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      Warrants

      On September 29, 2005, the Company entered into an agreement with Hawk Associates, Inc. to provide investor relations, financial media relations and other appropriate consulting and advisory services. In connection with this agreement the Company issued to Hawk Associates, 20,000 warrants to purchase shares of the Company's common stock at $1.30 per share. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.0%, a dividend yield of 0% and volatility of 45%. The value of these warrants of $11,571 is being amortized into expense over the term of the agreement.

      The following table summarizes the warrants outstanding:

                                                      Weighted
                                                      Average
                                                      Exercise
                                        Warrants       Price
                                       -----------    --------
      Balance, December 31, 2003                --    $     --
        Granted                         29,997,574    $   0.21
        Canceled                       (12,363,637)   $   0.20
                                       -----------
      Balance, December 31, 2004        17,633,937    $   0.22
         Granted                            20,000    $   1.30
                                       -----------
      Balance, December 31, 2005        17,653,937    $   0.22
                                       ===========
      Exercisable, December 31, 2005    17,653,937    $   0.22
                                       ===========

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      The weighted average remaining contractual life of warrants outstanding is
      3.43 years at December 31, 2005. The exercise price for the warrants outstanding at December 31, 2005 were as follows:

                              Number of    Exercise
                               Warrants      Price
                             -----------   ---------
                               9,633,937   $    0.20
                               8,000,000   $    0.25
                                  20,000   $    1.30
                             -----------
                              17,653,937
                             ===========

Note 10 - Income Taxes

      No provision for income taxes has been made for federal or state income taxes, prior to the transaction with Bikini on May 27, 2004, as the Company was taxed as a partnership and the taxes were the personal responsibility of the members. As a result of the transaction with Bikini, the Company converted from a flow through entity for income tax purposes to a C corporation.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 are as follows:

      Deferred tax assets:
           Legal Settlement                     $ 103,157
           Allowance for doubtful accounts        241,137
           Net operating loss carryforward        645,194
                                                ---------
      Total deferred tax assets                   989,488
           Less valuation allowance              (778,840)
                                                ---------
                                                  210,648

      Deferred tax liabilities:
           Depreciation and amortization, net     (50,265)
           Contract revenue                      (160,383)
                                                ---------
      Net deferred tax liability                $      --
                                                =========

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      The Components of deferred income tax expense (benefit) are as follows:

                             December 31,    December 31,
                                 2005            2004
                             ------------    ------------

      Accrued compensation             --    $     (4,615)
      Net operating loss
         carryforward/back        (37,668)        (17,192)
      Contract revenue                 --          59,475
                             ------------    ------------

      Income tax  expense    $    (37,668)   $     37,668
                             ============    ============

      Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

                                 December 31,    December 31,
                                     2005            2004
                                 ------------    ------------

      Tax expense at federal
      statutory rates            $   (633,780)   $     (3,496)
      Meals and entertainment           2,192           2,297
      Contract revenue                (85,771)        (19,948)
      Accrued legal settlement         87,683              --
      Allowance for doubtful
         receivables                  204,966              --
      Other                           (10,390)          3,956
      Net operating loss
      carryforward                    435,100          17,191
                                 ------------    ------------

                                 $         --    $         --
                                 ============    ============

      At December 31, 2005, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $1,500,000 and $1,500,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years through 2025. State NOLs, if unused, could expire in varying amounts through 2019.

Note 11 - Related Party Transactions

      The Company purchased component parts from an affiliated company in the amount of $0 and $94,815, during the years ended December 31, 2005 and 2004, respectively.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      On November 30, 2004, the Company entered into a consignment agreement with Hill Industries, Inc., a related party, whereby Hill Industries will deliver products to the Company to be sold on a consignment basis. The Company had consignment sales under this agreement during the years ended December 31, 2005 and 2004 of $26,629 and $0, respectively. This agreement was terminated in March 2006.

Note 12 - Commitments and Contingencies

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

      Under the terms of the Settlement Agreement, the Company recognized a gain in the second quarter of 2004, the period in which the settlement was reached. The Company reflected the benefit of the settlement which reduced current liabilities by $483,775 after giving effect to attorney fees which were partially contingent of approximately $49,000 and the additional cost of approximately $180,000 incurred by the Company to complete these contracts. The costs associated with the takeover of the aforementioned supplier responsibilities by the Company of approximately $180,000, have been provided for and were netted against the gain to be recognized on the settlement.

      Under the terms of the Settlement Agreement, Triumph agreed to return certain material and deliver certain goods to the Company. However, the Company maintains that not all the materials were returned and certain parts delivered by Triumph were rejected for quality reasons. The Company also maintains that Triumph breached other terms and conditions of the Settlement Agreement, as well.

      On November 23, 2004, the Company filed a Demand for Arbitration with the American Arbitration Association concerning the Settlement Agreement with Triumph (the "Arbitration"). On March 2, 2006, the Company entered into a letter of understanding with Triumph whereby the Company has agreed to pay Triumph a total of $950,000 as follows: $40,000 upon execution of a settlement agreement; $40,000 monthly payments for 22 consecutive months and one final payment of $30,000. The letter of understanding provides for the total amount paid to be reduced if the Company elects to pay early. If the Company is able to raise additional capital over the next 24 months it will be required to pay to Triumph 50% of the first $500,000 raised and 100% of any proceeds greater than $500,000 to settle any remaining amount of the $950,000 obligation. The $950,000 is reported as Accrued Triumph settlement obligation in the accompany consolidated balance sheet and consists of $ 692,108 reported at December 31, 2004 as part of accounts payable plus an additional loss of $257, 892 recognized at December 31, 2005.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

      On March 14, 2005, Bell Helicopter Textron, Inc. ("Bell") filed a complaint against the Company's wholly owned subsidiaries, Logistical and Hill and Hill Inc. in the United States District Court for the Central District of California that was assigned case number CV05- 1835 (the "Complaint.") Hill Inc. is an entity wholly owned and independently operated by Mr. Harry Lebovitz, a former member of our Board of Directors and a significant shareholder of the Company. The Company, Logistical and Hill, and their respective officers and directors (other than Mr. Lebovitz) exercise no control over Hill Inc.

      On May 13, 2005, each of Registrant's subsidiaries - Hill and Logistical - signed a Settlement Agreement and Conditional Release of Claims (the "Settlement Agreements") whereby the litigation with Bell was dismissed. Registrant shall pay no monetary damages under the Settlement Agreements.

      In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At December 31, 2005, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

      Employment Agreements

      On December 15, 2005, Logistical and Bruce Littell entered into an employment agreement pursuant to which Mr. Littell will act as Logistical' Chief Executive Officer. Unless terminated earlier in accordance with its terms, the Employment Agreement has a term of two years beginning on January 1, 2006 and ending on December 31, 2007, and the term will automatically extend for additional two-year terms unless notification is provided in accordance with the Employment Agreement. Logistical will pay Mr. Littell an annual base salary of $300,000 for the first year of the Employment Agreement, and thereafter Mr. Littell's salary will be determined in the sole discretion of the Board of Directors of the Subsidiary. In the event that Mr. Littell's employment is terminated by Logistical without cause, Mr. Littell is entitled to receive a lump-sum severance payment in an amount equal to two year's salary then in effect at the time of termination.

      In addition, in December 2005, the Company entered into employment agreements with four executives that total annual compensation of $341,909. All four employment agreements are for the term of one year.

      Other Long-Term Liabilities

      Other long-term liabilities consist of a provision for parts and materials related to one contract completed in 2000 of $151,670.

                    Logistical Support, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2005 and 2004

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

      Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                           Capital     Operating
                                                           Leases       Leases
                                                          ---------    ---------
      Year ending December 31,
      2006                                                $  52,891    $ 249,262
      2007                                                   52,891      182,285
      2008                                                   46,536       10,563
                                                          ---------    ---------

      Net Minimum Lease Payments                            152,318    $ 442,110
                                                          ---------    =========

      Less: Amounts Representing Interest and Sales Tax     (28,317)
                                                          ---------

      Present Value of Net Minimum Lease Payments           124,001
      Less: Current Portion                                 (39,528)
                                                          ---------

      Long-Term Portion                                   $  84,473
                                                          =========

      The Company incurred rent expense of $261,619 and $144,078 for the years ended December 31, 2005 and 2004, respectively. Depreciation expense for the assets under capital leases was $20,700 and $4,835 for the years ended December 31, 2005 and 2004, respectively. The cost and accumulated amortization of the assets under capital lease obligations are$152,600 and $25,535, respectively, at December 31, 2005.

Note 13 - Subsequent Events

      Litigation

      On March 14, 2006, the Company canceled a consignment agreement with Hill Inc. On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, the Company, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement;
      (2) the Company failed to remit amounts due under a consignment agreement with Hill Inc.; and (3) the Company failed to provide an accounting for amounts that Mr. Lebovitz loaned to Logistical. Mr. Lebovitz is seeking compensatory and punitive damages as well as attorney fees. The Company believes that such claims are without merit and plans to vigorously defend itself against such claims.