Form 10QSB
period 2006-03-31
Logistical Support, Inc
filed 2006-05-18
CIK 1158486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2006 - 71,245,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            LOGISTICAL SUPPORT, INC.
                                      INDEX

                                                                          Page
                                                                         Number

PART  I. FINANCIAL INFORMATION                                                2

Item  1. Financial Statements                                                 2

         Consolidated Balance Sheet as of March 31, 2006 (unaudited)          2

         Consolidated Statements of Operations for the three months
         ended March 31, 2006 and 2005 (unaudited)                            3

         Consolidated Statement of Stockholders Equity for the three
         months ended March 31, 2006 (unaudited)                              4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2006 and 2005 (unaudited)                            5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis or Plan of Operations          12

Item 3.  Controls and Procedures                                             15

PART II. OTHER INFORMATION                                                   16

Item 1. Legal Proceedings                                                    16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3. Defaults Upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information                                                    17

Item 6. Exhibits                                                             17

SIGNATURES                                                                   19

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                       MARCH
                                                                      31, 2006
                                                                    -----------
                                                                    (unaudited)

                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $   474,293
  Other receivable                                                        7,523
  Accounts receivable, net of allowance for doubtful
    accounts of $12,443                                                 355,515
  Inventory                                                              80,981
  Contract costs and estimated earnings in excess of billings         2,410,286
  Other current assets                                                   85,045

                                                                    -----------
TOTAL CURRENT ASSETS                                                  3,413,643

PROPERTY AND EQUIPMENT, net                                             459,629

                                                                    -----------
TOTAL ASSETS                                                        $ 3,873,272
                                                                    ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   744,310
  Accrued Triumph settlement obligation                                 950,000
  Accrued expenses                                                      260,707
  Due to Factor                                                         117,286
  Notes payable, current portion                                          5,081
  Capital lease obligations, current portion                             40,742

                                                                    -----------
TOTAL CURRENT LIABILITIES                                             2,118,126

NOTES PAYABLE, net of current portion                                    14,703
CAPITAL LEASE OBLIGATIONS, net of current portion                        72,834
GUARANTEED OBLIGATION OF RELATED PARTY                                  318,461
OTHER LONG-TERM LIABILITIES                                             151,670

                                                                    -----------
TOTAL LIABILITIES                                                     2,675,794
                                                                    -----------

COMMITMENT AND CONTINGENCIES                                                 --

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; 0 shares issued and outstanding                              --
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 71,245,000 shares issued and outstanding                 71,245
  Additional paid-in capital                                          3,034,278
  Due from officers/affiliates, net                                    (156,102)
  Accumulated deficit                                                (1,751,943)

                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                            1,197,478
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,873,272
                                                                    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                   ----------------------------
                                                      MARCH           MARCH
                                                     31, 2006        31, 2005
                                                   ------------    ------------
                                                    (unaudited)     (unaudited)

SALES
  Contract sales                                   $  1,433,523    $  1,175,136
  Product sales                                          84,029          28,428

                                                   ------------    ------------
  TOTAL SALES                                         1,517,552       1,203,564
                                                   ------------    ------------

COST OF SALES
  Contract sales                                      1,008,704       1,360,382
  Product sales                                           6,340          15,390

                                                   ------------    ------------
  TOTAL COST OF SALES                                 1,015,044       1,375,772
                                                   ------------    ------------

GROSS PROFIT (LOSS)                                     502,508        (172,208)
                                                   ------------    ------------

OPERATING EXPENSES
  General and administrative expenses                   246,948         442,878
  Sales and marketing                                    65,448          47,298

                                                   ------------    ------------
TOTAL OPERATING EXPENSES                                312,396         490,176
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                           190,112        (662,384)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Other income                                           14,576          30,524
  Interest expense                                      (13,971)         (2,801)
  Other expense                                         (26,375)        (30,025)

                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                            (25,770)         (2,302)
                                                   ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         164,342        (664,686)

PROVISION (BENEFIT) FOR INCOME TAXES                         --         (37,668)
                                                   ------------    ------------

NET INCOME (LOSS)                                  $    164,342    $   (627,018)
                                                   ============    ============


EARNINGS (LOSS) PER SHARE:
  BASIC                                            $       0.00    $      (0.01)
                                                   ============    ============
  DILUTED                                          $       0.00    $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                              71,395,000      72,245,000
                                                   ============    ============
  DILUTED                                            71,395,000      72,245,000
                                                   ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                                       RETAINED
                                  COMMON STOCK           ADDITIONAL      DUE FROM                       EARNINGS/        TOTAL
                           --------------------------      PAID-IN       OFFICERS/      PREPAID       (ACCUMULATED    STOCKHOLDERS'
                             SHARES         AMOUNT         CAPITAL      AFFILIATES     CONSULTING       DEFICIT)         EQUITY
                           -----------    -----------    -----------    -----------    -----------    ------------    -------------
Balance,
  December 31, 2005         71,545,000         71,545      3,108,978       (228,275)        (5,786)     (1,916,285)       1,030,177

Repayment of advances
  to officers/affiliates            --             --             --         72,173             --              --           72,173

Repurchase of common
  stock from related
  party                       (300,000)          (300)       (74,700)            --             --              --          (75,000)

Amortization of prepaid
  consulting                        --             --             --             --          5,786              --            5,786

Net income                          --             --             --             --             --         164,342          164,342
                           -----------    -----------    -----------    -----------    -----------    ------------    -------------
Balance, March 31, 2006     71,245,000    $    71,245    $ 3,034,278    $  (156,102)   $        --    $ (1,751,943)   $   1,197,478
                           ===========    ===========    ===========    ===========    ===========    ============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                     --------------------------
                                                                        MARCH          MARCH
                                                                      31, 2006        31, 2005
                                                                     -----------    -----------
                                                                     (unaudited)    (unaudited)
CASH FLOW FROM (TO) OPERATING ACTIVITIES:
  Net income (loss)                                                  $   164,342    $  (627,018)
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation expense                                                21,974         12,949
      Amortization of fair value of warrants issued to consultants         5,786
      Gain on write off of liabilities                                    (9,143)            --
  Changes in operating assets and liabilities:
    Other receivables                                                      3,000             --
    Accounts receivable                                                  160,225        382,791
    Due from officers/affiliates                                          72,173         (7,438)
    Inventory                                                             21,910         (8,247)
    Contract costs                                                      (430,660)        63,836
    Other current assets                                                 (20,001)      (122,798)
    Accounts payable                                                      15,302         56,318
    Accrued expenses                                                      68,686         (6,233)
    Accounts payable, related party                                           --         94,815
    Deferred taxes                                                            --        (37,668)

                                                                     -----------    -----------
Net cash provided by (used in) operating activities                       73,594       (198,693)
                                                                     -----------    -----------

CASH FLOW (TO) INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (12,721)       (12,249)

                                                                     -----------    -----------
Net cash (used in) investing activities                                  (12,721)       (12,249)
                                                                     -----------    -----------

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
  Proceeds (Repayments) of  factoring receivables, net                   117,286       (130,865)
  Repurchase of common stock from a related party                        (75,000)            --
  Payments on capital lease obligations                                  (10,425)        (5,137)
  Payments on notes payable                                               (5,657)       (27,836)

                                                                     -----------    -----------
Net cash provided by (used in) financing activities                       26,204       (163,838)
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        87,077       (374,780)

CASH AND CASH EQUIVALENTS, Beginning of period                           387,216      1,202,768
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, End of period                             $   474,293    $   827,988
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

  Interest paid                                                      $    13,971    $     2,801
                                                                     ===========    ===========
  Income taxes paid                                                  $        --    $        --
                                                                     ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and Logistical Support, LLC. As of March 31, 2006, Hill Aerospace & Defense, LLC merged into Logistical Support, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Planned Operations

The accompanying consolidated financial statements have been prepared in conformity with and in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2005, the Company incurred a substantial loss. Going into 2006, the Company has a backlog of approximately $12 million of which it expects to deliver $6 to $8 million during the year. The Company has changed its focus to concentrating more on bidding on overhaul and repair solicitations, which is the area that the Company has the most expertise and these orders are generally more profitable. The Company expects that its 2006 gross margin will increase as approximately 57% of the backlog relates to overhaul and repair orders where the margins are approximately 32% versus the gross margin on fabrication orders of approximately 8%. The Company plans to reduce overhead by moving the operations back into one facility and has already canceled the consignment agreement with Hill Industries, Inc. that was not profitable. The Company's management anticipates cash flow in 2006 will improve as the Company will deliver several long-term jobs in 2006 resulting in the collection of cash for job related expenses that have already been incurred and paid for by the Company. Management believes that it has taken the necessary steps to improve cash flow and to return the Company to profitability so that the Company will continue as a going concern.

Stock Options

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2006. As of March 31, 2006, there were no options outstanding.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.
In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:
4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.


NOTE 2 - EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 17,653,937 and 17,633,937 warrants outstanding at March 31, 2006 and 2005, respectively. The Company had a net loss for the three months ended March 31, 2005. Accordingly, the diluted per share amounts do not reflect the impact of the warrants because the effect is antidilutive. As of March
31, 2006, the 17,653,937 warrants resulted in no additional common stock equivalents as the average of the Company's stock price for the three months ended March 31, 2006 was less than the exercise price of the warrants. Accordingly, the diluted per share amounts do not reflect the impact of the warrants because the effect is antidilutive.


NOTE 3 - CONTRACT COSTS

Contract costs at March 31, 2006 consisted of the following:


   Contract cost incurred, including estimated profit       $       11,157,474
   Less: amounts billed                                             (8,747,188)
                                                            ------------------
                                                            $        2,410,286

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

   Contract costs in excess of billings                     $        2,410,286
   Billings in excess of contract costs                                      -
                                                            ------------------
                                                            $        2,410,286

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2006 consisted of the following:


   Machinery and equipment                                  $          253,408
   Test equipment                                                      322,850
   Automobiles                                                          54,491
   Office equipment                                                     93,944
                                                            ------------------
                                                                       724,693
   Less accumulated depreciation and amortization                     (265,064)
                                                            ------------------

                                                            $          459,629
                                                            ==================


Depreciation expense for the three months ended March 31, 2006 and 2005 was $21,974 and $12,949, respectively

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE

The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18%, maturing from 2006 to 2010.


NOTE 6 - GUARANTEED OBLIGATION OF RELATED PARTY

The Company is one of six guarantors, who are affiliates, that has guaranteed the debt of an affiliated company. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. At March 31, 2006, the debt of the affiliate company amounted to $318,461. In the event that the affiliate was unable to repay the note payable to the financial institution, the maximum exposure to the Company would be the outstanding amount of debt. If the Company had to fulfill its obligation under this guarantee, it would attempt to recover its loss from the five other guarantors and from the affiliated company. In addition, the holder of the loan has a security interest in all of Hill Aerospace & Defense, LLC's assets. Hill Aerospace & Defense, LLC has now been merged into Logistical Support, LLC.

This loan was made to Hill Industries, Inc. in 1999 and is currently owed to National Loan Investors, LP. The loan bears interest at 10% per annum and requires monthly interest payments of $3,121 with any unpaid principal and interest due on February 4, 2010.

During the year ended December 31, 2005 the Company provided for the full amount of the loan as Guaranteed Obligation of Related Party and paid $9,351 in interest for the three months ended March 31, 2006. The Company has been making payments on this debt and is currently in dispute with Hill Industries, Inc over amounts owed (see Note 9).

NOTE7 - DUE TO FACTOR

On October 23, 2003, the Company entered into a one year agreement with Commerce Funding Corporation for the financing of its receivables. The agreement was automatically renewed until October 23, 2006. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to loan up to 85% of qualifying receivables. At March 31, 2006, the Company had $117,286 outstanding under this agreement.


NOTE 8 - STOCKHOLDERS' EQUITY

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

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In addition, the Company agreed to purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the "Purchase Price"), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases shall not exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company may cease such purchases and would have no obligation to resume them. As of March 31, 2006, the Company has purchased 1,000,000 shares of common stock for $250,000. These 1,000,000 shares were retired upon repurchase.

The Company ceased purchasing the stock after Harry Lebovitz filed a lawsuit (see Note 9).


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

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Under the terms of the Settlement Agreement, Triumph agreed to return certain material and deliver certain goods to the Company. However, the Company maintains that not all the materials were returned and certain parts delivered by Triumph were rejected for quality reasons. The Company also maintains that Triumph breached other terms and conditions of the Settlement Agreement, as well.

On November 23, 2004, the Company filed a Demand for Arbitration with the American Arbitration Association concerning the Settlement Agreement with Triumph (the "Arbitration"). On March 2, 2006, the Company entered into a letter of understanding with Triumph whereby the Company has agreed to pay Triumph a total of $950,000 as follows: $40,000 upon execution of a settlement agreement; $40,000 monthly payments for 22 consecutive months and one final payment of $30,000. The letter of understanding provides for the total amount paid to be reduced if the Company elects to pay early. If the Company is able to raise additional capital over the next 24 months it will be required to pay to Triumph 50% of the first $500,000 raised and 100% of any proceeds greater than $500,000 to settle any remaining amount of the $950,000 obligation. The $950,000 is reported as Accrued Triumph settlement obligation in the accompany consolidated balance sheet. As of May 12, 2006 the Company has not executed the settlement agreement.

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

The Company believes that Mr. Lebovitz's claims are without merit, intends to vigorously defend the claims by Mr. Lebovitz and may file counterclaims against him. Any such counterclaims could include damages that may be suffered by the Company resulting from the possible loss of future government contracts as a result of behavior by Mr. Lebovitz.

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At March 31, 2006, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Overview

Our acquisition in May 2004 was treated as a reverse acquisition with the effect of Logistical Support, LLC and Hill Aerospace & Defense, LLC being treated as the acquiring party for accounting purposes and the acquisition being treated as a recapitalization. Hill Aerospace & Defense, LLC was merged into Logistical Support, LLC on March 31, 2006.

Our primary customer is the United States Government, for whom we are an aerospace and defense contractor. Approximately 94% of our revenue is derived from these contracts.

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

CONTRACTS COSTS. For each of our contracts we determine our costs and our estimated profit. Estimated profits are based on our historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of our estimated overhead. Most of our government contracts do not provide for progress payments. As a result, we have no billing for those contracts until the acceptance and delivery of the finished products and we have significant amount shown on our balance sheet as costs and estimated profit in excess of billings. Although reflected as a current asset, there may be a considerable delay between the time the costs are incurred and the actual billing. To a significantly lesser extent, we have contracts that do provide for interim payments. To the extent that the payments exceed our costs and estimated profit, that amount is reflected as a current liability. The actual results could differ significantly from our estimates and these differences could be material to our financial statements. We account for the change in estimate in the period of change so that the balance sheet at the end of the period of change and the accounting for revenue recognition in subsequent periods are as they would have been if the revised estimate had been the original estimate.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Our revenue for the three months ended March 31, 2006 was $1,517,552, an increase of $313,988, or 26.1% from $1,203,564 for the three months ended March 31, 2005. The increase in revenue is primarily due to the increase in contract revenue as a result of certain contract modifications, increase in percentage of completion and the increase in consignment sales.

Our cost of sales for the three months ended March 31, 2006 was $1,015,044, a decrease of $360,728 or 26.2% from $1,375,772 for the three months ended March 31, 2005. Our gross margin for the three months ended March 31, 2006 was 33.1% compared to -14.3%for the three months ended March 31, 2005. The increase in gross margin is due to the revenue factors discussed previously and the revision of estimated cost to complete on certain jobs by approximately $300,000 during the three months ended March 31, 2005, four of which were related to adjustments made to the stages of completion of parts delivered by Triumph. Since we were not able to inspect the parts until the settlement negotiations were complete, we relied on information provided by Triumph. Upon our inspection we came to the conclusion that some parts were not as represented to us as to the stage of completion and other parts were non-conforming.

General and administrative expenses for the three months ended March 31, 2006 were $246,948, a decreased of $195,930, or 44.2%%, from $442,878 for the three months ended March 31, 2005. The decrease is principally due to a decrease in legal fees, consulting fees and officer payroll. We also incurred moving expenses during the three months ended March 31, 2005 that were not incurred during the three months ended March 31, 2006.

Sales and marketing expenses for the three months ended March 31, 2006 were $65,448, an increase of $18,150, or 38.4%, from $47,298 for the three months ended March 31, 2005. The increase is principally due to the hiring of a new marketing agent.

Other income for the three months ended March 31, 2006 was $14,576, a decrease of $15,948, or 52.2%, from $30,524 for the three months ended March 31, 2005. The decrease is principally due to write off of liabilities during the three months ended March 31, 2005.

Interest expense for the three months ended March 31, 2006 was $13,971 an increase of $11,170, or 398.8%, from $2,801 for the three months ended March 31, 2005. The increase is principally due to interest paid on the Guaranteed Obligation of Related Party debt, that we assumed during 2005, and the capital lease obligations, outstanding during the three months ended March 31, 2006.

Other expense for the three months ended March 31, 2006 was $26,375, a decrease of $3,650, or 12.2%, from $30,025 for the three months ended March 31, 2005. The decrease was not significant.

Benefit for income taxes for the three months ended March 31, 2005 was $37,668 which reflects a net operating loss carryback as a result of the net loss incurred during the three months ended March 31, 2005. During the three months ended March 31, 2006 there was no tax provision as the income generated during this period can be offset by net operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2006, we had working capital of $1,296,801, as compared to $1,131,895 at December 31, 2005. We had cash and cash equivalents of $474,293 at March 31, 2006, as compared to $387,216 at December 31, 2005. As of March 31, 2006, we have net contract costs and estimated earnings of $2,410,286 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved.

During the three months ended March 31, 2006, our operating and financing activities provided cash of $73,594 and $26,204, respectively while our investing activities used cash of $12,721 . The cash provided by operating activities was principally a result of our net income, offset by an net increase in our operating assets. Cash used in investing activities was a result of the purchase of property and equipment. Cash provided by financing activities was a result of borrowing against our factoring line of credit offset by repayment of notes payable and capital lease obligations, and the repurchase of shares of our common stock from a related party.

We have an accounts receivable financing facility with Commerce Funding Corporation. The interest rate is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to lend up to 85% of qualifying receivables. There were borrowings of $117,286 outstanding at March 31, 2006.

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

Cash On Hand

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months. Our cash balance in 2006 and beyond will depend on our 2006 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in 2005, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2006. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

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

Ability to Obtain Future Government Contracts

On March 14, 2006, we canceled a consignment agreement with Hill Inc. On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, us, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) we failed to remit amounts due under a consignment agreement with Hill Inc.; and (3) we failed to provide an accounting for amounts that Mr. Lebovitz loaned to Logistical. Mr. Lebovitz is seeking compensatory and punitive damages as well as attorney fees. We believe that such claims are without merit and plans to vigorously defend ourself against such claims.

We believe that Mr. Lebovitz's claims are without merit, intend to vigorously defend the claims by Mr. Lebovitz and may file counterclaims against him. Any such counterclaims could include damages that may be suffered by us resulting from the possible loss of future government contracts as a result of behavior by Mr. Lebovitz.

ITEM 3.    CONTROLS AND PROCEDURES


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

On November 23, 2004, the Company filed a Demand for Arbitration with the American Arbitration Association concerning the Settlement Agreement with Triumph (the "Arbitration"). On March 2, 2006, the Company entered into a letter of understanding with Triumph whereby the Company has agreed to pay Triumph a total of $950,000 as follows: $40,000 upon execution of a settlement agreement; $40,000 monthly payments for 22 consecutive months and one final payment of $30,000. The letter of understanding provides for the total amount paid to be reduced if the Company elects to pay early. If the Company is able to raise additional capital over the next 24 months it will be required to pay to Triumph 50% of the first $500,000 raised and 100% of any proceeds greater than $500,000 to settle any remaining amount of the $950,000 obligation. The $950,000 is reported as Accrued Triumph settlement obligation in the accompany consolidated balance sheet.

On March 14, 2006, the Company canceled a consignment agreement with Hill Inc. On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, the Company, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) the Company failed to remit amounts due under a consignment agreement with Hill Inc.; and (3) the Company failed to provide an accounting for amounts that Mr. Lebovitz loaned to Logistical. Mr. Lebovitz is seeking compensatory and punitive damages as well as attorney fees. The Company believes that such claims are without merit and plans to vigorously defend its self against such claims.


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

                                    LOGISTICAL SUPPORT, INC.




May 17, 2006                        By: /s/ Bruce Littell
                                       ------------------------------
                                        Bruce Littell
                                        Chairman, Chief Executive Officer,
                                        Chief Accounting Officer and Director