Form 10QSB
period 2006-06-30
Logistical Support, Inc
filed 2006-08-14
CIK 1158486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|_| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2006 - 78,745,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            LOGISTICAL SUPPORT, INC.
                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial Statements                                              2

           Consolidated Balance Sheet as of June 30, 2006 (unaudited)        2

           Consolidated Statements of Operations for the three and
           six months ended June 30, 2006 and 2005 (unaudited)               3

           Consolidated Statement of Stockholders Equity for the
           six months ended June 30, 2006 (unaudited)                        4

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2006 and 2005 (unaudited)               5

           Notes to Consolidated Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis or Plan of Operations       12

Item 3.    Controls and Procedures                                          16

PART II.   OTHER INFORMATION                                                17

Item 1.    Legal Proceedings                                                17

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      17

Item 3.    Defaults Upon Senior Securities                                  17

Item 4.    Submission of Matters to a Vote of Security Holders              17

Item 5.    Other Information                                                17

Item 6.    Exhibits                                                         18

SIGNATURES                                                                  19

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                    June
                                                                                  30, 2006
                                                                                -----------
                                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                 $   474,986
      Other receivable                                                                5,463
      Accounts receivable, net of allowance for doubtful accounts of $12,443        343,424
      Inventory                                                                      61,892
      Contract costs and estimated earnings in excess of billings                 2,572,375
      Other current assets                                                           55,604

                                                                                -----------
TOTAL CURRENT ASSETS                                                              3,513,744

PROPERTY AND EQUIPMENT, net                                                         472,020

                                                                                -----------
TOTAL ASSETS                                                                    $ 3,985,764
                                                                                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash overdraft                                                            $   122,005
      Accounts payable                                                            1,001,417
      Accrued Triumph settlement obligation                                         566,000
      Accrued expenses                                                              163,267
      Notes payable, current portion                                                  5,251
      Capital lease obligations, current portion                                     42,788
      Guaranteed obligation of related party                                        318,461

                                                                                -----------
TOTAL CURRENT LIABILITIES                                                         2,219,189

ACCRUED TRIUMPH SETTLEMENT OBLIGATION, net of current portion                       384,000
NOTES PAYABLE, net of current portion                                                13,030
CAPITAL LEASE OBLIGATIONS, net of current portion                                    61,979
OTHER LONG-TERM LIABILITIES                                                         151,670

                                                                                -----------
TOTAL LIABILITIES                                                                 2,829,868
                                                                                -----------

COMMITMENT AND CONTINGENCIES                                                             --

STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par value; 5,000,000 shares
         authorized; 0 shares issued and outstanding                                     --
      Common stock, $0.001 par value; 100,000,000 shares
         authorized; 71,145,000 shares issued and outstanding                        71,145
      Additional paid-in capital                                                  3,009,378
      Due from officers/affiliates, net                                            (114,307)
      Accumulated deficit                                                        (1,810,320)

                                                                                -----------
TOTAL STOCKHOLDERS' EQUITY                                                        1,155,896
                                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 3,985,764
                                                                                ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended                Six Months Ended
                                                  ----------------------------    ----------------------------
                                                      June            June            June            June
                                                    30, 2006        30, 2005        30, 2006        30, 2005
                                                  ------------    ------------    ------------    ------------
                                                   (unaudited)     (unaudited)    (unaudited)      (unaudited)

SALES
     Contract sales                               $  1,788,253    $  1,091,903    $  3,221,776    $  2,267,039
     Product sales                                      20,407          31,198         104,436          59,626

                                                  ------------    ------------    ------------    ------------
     TOTAL SALES                                     1,808,660       1,123,101       3,326,212       2,326,665
                                                  ------------    ------------    ------------    ------------

COST OF SALES
     Contract sales                                  1,480,639         865,467       2,489,343       2,225,849
     Product sales                                      12,405          26,594          18,745          41,984

                                                  ------------    ------------    ------------    ------------
     TOTAL COST OF SALES                             1,493,044         892,061       2,508,088       2,267,833
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                    315,616         231,040         818,124          58,832
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES
     General and administrative expenses               287,906         367,737         534,854         810,615
     Sales and marketing                                46,785          54,686         112,233         101,984

                                                  ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                               334,691         422,423         647,087         912,599
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (19,075)       (191,383)        171,037        (853,767)
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                        7,383           2,009          21,959          32,533
     Interest expense                                  (13,154)         (2,397)        (27,125)         (5,198)
     Other expense                                     (17,731)        (18,610)        (34,106)        (48,635)
     Provision for related party receivables           (15,800)             --         (25,800)             --

                                                  ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                           (39,302)        (18,998)        (65,072)        (21,300)
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (58,377)       (210,381)        105,965        (875,067)

PROVISION (BENEFIT) FOR INCOME TAXES                        --              --              --         (37,668)
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                 $    (58,377)   $   (210,381)   $    105,965    $   (837,399)
                                                  ============    ============    ============    ============


EARNINGS (LOSS) PER SHARE:
     BASIC                                        $      (0.00)   $      (0.00)   $       0.00    $      (0.01)
                                                  ============    ============    ============    ============
     DILUTED                                      $      (0.00)   $      (0.00)   $       0.00    $      (0.01)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                          71,161,484      72,194,451      71,277,597      72,219,586
                                                  ============    ============    ============    ============
     DILUTED                                        71,161,484      72,194,451      71,277,597      72,219,586
                                                  ============    ============    ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)



                                                       Common Stock           Additional      Due From
                                                --------------------------      Paid-in       Officers/
                                                  Shares          Amount        Capital      Affiliates
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2005                       71,545,000         71,545      3,108,978       (228,275)

Provision for advances to officers/affiliates            --             --             --        113,968

Repurchase of common stock
   from related party                              (400,000)          (400)       (99,600)            --

Amortization of prepaid consulting                       --             --             --             --

Net income                                               --             --             --             --
                                                -----------    -----------    -----------    -----------
Balance, June 30, 2006                           71,145,000    $    71,145    $ 3,009,378    $  (114,307)
                                                ===========    ===========    ===========    ===========

                                                               Retained
                                                               Earnings/         Total
                                                 Prepaid      (Accumulated   Stockholders'
                                                Consulting      Deficit)        Equity
                                                -----------    -----------    -----------
Balance, December 31, 2005                           (5,786)    (1,916,285)     1,030,177

Repayments of advances to officers/affiliates            --             --        113,968

Repurchase of common stock
   from related party                                    --             --       (100,000)

Amortization of prepaid consulting                    5,786             --          5,786

Net income                                               --        105,965        105,965
                                                -----------    -----------    -----------
Balance, June 30, 2006                          $        --    $(1,810,320)   $ 1,155,896
                                                ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                       --------------------------
                                                                           June            June
                                                                         30, 2006       30, 2005
                                                                       -----------    -----------
                                                                       (unaudited)    (unaudited)
CASH FLOW FROM (TO) OPERATING ACTIVITIES:
    Net income (loss)                                                  $   105,965    $  (837,399)
    Adjustment to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation expense                                                37,215         47,538
        Provision for related party receivable                              25,800
        Amortization of fair value of warrants issued to consultants         5,786             --
        Gain on write-off of liabilities                                    (9,143)            --
    Changes in operating assets and liabilities:
      Other receivables                                                      5,060          4,000
      Accounts receivable                                                  172,316         45,375
      Due from officers/affiliates                                          88,168        (21,762)
      Inventory                                                             40,999         (8,247)
      Contract costs                                                      (592,749)       210,318
      Other current assets                                                   9,440       (125,501)
      Accounts payable                                                     272,409        109,468
      Accrued expenses                                                     (28,754)       (92,028)
      Deferred taxes                                                            --        (37,668)
      Other liabilities                                                         --         75,000

                                                                       -----------    -----------
Net cash provided by (used in) operating activities                        132,512       (630,906)
                                                                       -----------    -----------

CASH FLOW (TO) INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (40,353)       (30,342)

                                                                       -----------    -----------
Net cash (used in) investing activities                                    (40,353)       (30,342)
                                                                       -----------    -----------

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
    Cash overdraft, net                                                    122,005         34,340
    Proceeds (Repayments) of  factoring receivables, net                        --        (27,828)
    Repurchase of common stock from a related party                       (100,000)       (25,000)
    Payments on capital lease obligations                                  (19,234)        (9,825)
    Payments on notes payable                                               (7,160)       (41,561)

                                                                       -----------    -----------
Net cash provided by (used in) financing activities                         (4,389)       (69,874)
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                        87,770       (731,122)

CASH AND CASH EQUIVALENTS, Beginning of period                             387,216      1,202,768
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, End of period                               $   474,986    $   471,646
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

    Interest paid                                                      $    27,125    $     5,198
                                                                       ===========    ===========
    Income taxes paid                                                  $        --    $        --
                                                                       ===========    ===========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Capital lease obligations                                          $        --    $    35,600
                                                                       ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and Logistical Support, LLC. As of March 31, 2006, Hill Aerospace & Defense, LLC ("Hill") merged into Logistical Support, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Operations

The accompanying consolidated financial statements have been prepared in conformity with and in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2005, the Company incurred a substantial loss. Going into 2006, the Company's backlog approximated $12 million. Through June 30, 2006 the Company shipped approximately $3.2 million and expects to deliver an additional $3 to $4 million by the end of 2006. The Company has changed its focus to concentrating more on bidding on overhaul and repair solicitations, which is the area that the Company has the most expertise and these orders are generally more profitable.

In March the Company canceled its consignment agreement with Hill Industries, Inc., a related party and in June, the Company reduced its overhead by consolidating its operations into one facility.

The Company's management anticipates that there will be an improvement in cash flow in 2006 resulting from delivery of several long-term projects and the recovery of job related costs incurred in prior periods. Management believes that it has taken the necessary steps to improve cash flow and to return the Company to profitability so that the Company will continue as a going concern.

Stock Options

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board ("FASB") Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the six months ended June 30, 2006. As of June 30, 2006, there were no options outstanding.

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

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 2 - Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 17,653,937 and 17,633,937 warrants outstanding at June 30, 2006 and 2005, respectively. The Company had a net loss for the three and six months ended June 30, 2005 and the three months ended June 30, 2006. Accordingly, the diluted per share amounts do not reflect the impact of the warrants because the effect is antidilutive. As of June 30, 2006 the 17,653,937 warrants resulted in no additional common stock equivalents as the average of the Company's stock price for the six months ended June 30, 2006 was less than the exercise price of the warrants. Accordingly, the diluted per share amounts do not reflect the impact of the warrants because the effect is antidilutive.


Note 3 - Contract Costs

Contract costs at June 30, 2006 consisted of the following:


    Contract cost incurred, including estimated profit       $       12,896,467
    Less: amounts billed                                            (10,324,092)
                                                             ------------------
                                                             $        2,572,375
                                                             ==================

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

    Contract costs in excess of billings                     $        2,572,375
    Billings in excess of contract costs                                     --
                                                             ------------------
                                                             $        2,572,375
                                                             ==================

Note 4 - Property and Equipment

The cost of property and equipment at June 30, 2006 consisted of the following:


    Machinery and equipment                                  $          280,593
    Test equipment                                                      322,850
    Automobiles                                                          54,491
    Office equipment                                                     92,476
                                                             ------------------
                                                                        750,410
    Less accumulated depreciation and amortization                     (278,390)
                                                             ------------------

                                                             $          472,020
                                                             ==================

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Depreciation expense for the six months ended June 30, 2006 and 2005 was $37,215 and $47,538, respectively


Note 5 - Notes Payable

The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18%, maturing from 2006 to 2010.


Note 6 - Guaranteed Obligation of Related Party

The Company is one of six guarantors, who are affiliates, which have guaranteed the debt of an affiliated company. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. At June 30, 2006, the debt of the affiliate company amounted to $318,461. In the event that the affiliate was unable to repay the note payable to the financial institution, the maximum exposure to the Company would be the outstanding amount of debt. If the Company had to fulfill its obligation under this guarantee, it would attempt to recover its loss from the five other guarantors and from the affiliated company. In addition, the holder of the loan has a security interest in all of Hill Aerospace & Defense, LLC's assets. Hill Aerospace & Defense, LLC has now been merged into Logistical Support, LLC.

This loan was made to Hill Industries, Inc. in 1999 and is currently owed to National Loan Investors, LP. The loan bears interest at 10% per annum and requires monthly interest payments of $3,121 with any unpaid principal and interest due on February 4, 2010.

During the year ended December 31, 2005 the Company provided for the full amount of the loan as guaranteed obligation of related party and has paid $16,012 in interest for the six months ended June 30, 2006. The Company had been making interst only payments on this debt and is currently in dispute with Hill Industries, Inc over amounts owed as disclosed in Note 9.

The Company was making the required interest payments on this debt, but ceased making such payments in May 2006. As a result, on June 14, 2006, NLI notified Hill Industries along with the six guarantors that the loan was in default as a result of non-payment of interest due and accelerated the balance due. At June 30, 2006, this guaranteed obligation of related party is shown as a current liability in the accompanying consolidated balance sheet.

Note7 - Due to Factor

On October 23, 2003, the Company entered into a one year agreement with Commerce Funding Corporation for the financing of its receivables. The agreement was automatically renewed until October 23, 2006. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce agreed to loan up to 85% of qualifying receivables. At June 30, 2006, the Company had $0 outstanding under this agreement. In July 2006, the agreement with Commerce Funding Corporation was cancelled by the Company.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In addition, the Company agreed to purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the "Purchase Price"), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases was not to exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company could cease such purchases and would have no obligation to resume them. As of June 30, 2006, the Company purchased 1,100,000 shares of common stock for $275,000. These 1,100,000 shares were retired upon repurchase.

The Company ceased purchasing the stock after Harry Lebovitz filed the lawsuit disclosed in Note 9.


Note 9 - Commitments and Contingencies

Litigation
The Company has been in litigation with Triumph Components-Arizona, Inc. since 2003. On July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties have agreed to settle their disputes arising from a prior settlement agreement between the parties. Under the new settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The $950,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet.

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

The Company has filed a cross-complaint against Harry Lebovitz, Hill Industries, Inc., and other related entities, and seek damages for breach of fiduciary, breach of contract, fraud and other causes of action. Mr. Lebovitz failed to timely respond to cross-complaint, and his default has been taken. The other entities have yet to respond to cross-complaint.

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At June 30, 2006, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 10 - Subsequent Events

On July 6, 2006, the Company reduced the exercise price from $0.25 to $0.02 on 8,000,000 warrants held by Hunter World Markets. On July 10, 2006, Hunter World Markets exercised 7,600,000 of these warrants that resulted in gross proceeds to the Company of $152,000.

On June 30, 2006 the Company was evicted from its Eton facility and the property was turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages.

Item 2. Management's Discussion and Analysis or Plan of Operations

General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Our primary customer is the United States Government, for whom we are an aerospace and defense contractor. Approximately 97% of our revenue is derived from these contracts.

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

During 2005, we had a dispute with Triumph, one of our contractors. As a result of the problems with Triumph, we incurred substantial legal fees, unanticipated costs in reworking of parts as well as delays in delivery. In addition to the costs we incurred, our reputation in the industry was affected.

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

Results of Operations

Three months Ended June 30, 2006 Compared to Three months Ended June 30, 2005

Our revenue for the three months ended June 30, 2006 was $1,808,660, an increase of $685,559, or 61.0% from $1,123,101 for the three months ended June 30, 2005. The increase in revenue is primarily due to the increase in contract revenue as a result of the expansion of the scope of work on certain contracts and an increase in percentage of completion on most contracts.

Our cost of sales for the three months ended June 30, 2006 was $1,493,044, an increase of $600,983 or 67.4% from $892,061 for the three months ended June 30, 2005. Our gross margin for the three months ended June 30, 2006 was 17.5% compared to 20.6% for the three months ended June 30, 2005. The decrease in gross margin is due to the revision of total estimated contract costs on certain contracts in 2006.

General and administrative expenses for the three months ended June 30, 2006 were $287,906, a decrease of $79,831, or 21.7%, from $367,737 for the three months ended June 30, 2005. The decrease is principally due to a decrease in payroll. In 2005, we also incurred moving expenses related to the move to our Eton facility.

Sales and marketing expenses for the three months ended June 30, 2006 were $46,785, a decrease of $7,901, or 14.4%, from $54,686 for the three months ended June 30, 2005. The decrease is not significant.

Other income for the three months ended June 30, 2006 was $7,383, an increase of $5,374, or 267.5%, from $2,009 for the three months ended June 30, 2005. The increase is not significant.

Interest expense for the three months ended June 30, 2006 was $13,154 an increase of $10,757, or 448.8%, from $2,397 for the three months ended June 30, 2005. The increase is principally due to interest paid on the guaranteed obligation of related party debt that we assumed during 2005.

Other expense for the three months ended June 30, 2006 was $17,731, a decrease of $879, or 0.5%, from $18,610 for the three months ended June 30, 2005. The decrease is not significant.

Six months Ended June 30, 2006 Compared to Six months Ended June 30, 2005

Our revenue for the six months ended June 30, 2006 was $3,326,212, an increase of $999,547, or 43.0% from $2,326,665 for the six months ended June 30, 2005. The increase in revenue is primarily due to the increase in contract revenue as a result of the expansion of the scope of work on certain contract and an increase in percentage of completion on most contracts and the increase in consignment sales.

Our cost of sales for the six months ended June 30, 2006 was $2,508,088, an increase of $240,255 or 10.6% from $2,267,833 for the six months ended June 30, 2005. Our gross margin for the six months ended June 30, 2006 was 24.6% compared to 2.5%for the six months ended June 30, 2005. The increase in gross margin is due to the revenue factors discussed previously, reduction in contract revenue in 2005 due to the high scrap rate on one overhaul contract and the revision of estimated cost to complete on certain jobs by approximately $300,000 during the three months ended March 31, 2005, four of which were related to adjustments made to the stages of completion of parts delivered by Triumph.

General and administrative expenses for the six months ended June 30, 2006 were $534,854, a decrease of $275,761, or 34.0%, from $810,615 for the six months ended June 30, 2005. The decrease is principally due to a decrease in consulting fees and payroll.

Sales and marketing expenses for the six months ended June 30, 2006 were $112,233, an increase of $10,249, or 10.0%, from $101,984 for the six months ended June 30, 2005. The increase is due to the recruitment of a local representative for the Army base in Alabama, and the increase in other marketing expenses such as subscription, travel, and automobile offset by a decrease in sales and marketing payroll in 2006.

Other income for the six months ended June 30, 2006 was $21,959, a decrease of $10,574, or 32.5%, from $32,533 for the six months ended June 30, 2005. The decrease is principally due to the recognition of certain outstanding items of approximately $23,000 to other income in 2005.

Interest expense for the six months ended June 30, 2006 was $27,125 an increase of $21,927, or 421.8%, from $5,198 for the six months ended June 30, 2005. The increase is principally due to interest paid on the guaranteed obligation of related party debt.

Other expense for the six months ended June 30, 2006 was $34,106, a decrease of $14,529, or 29.9%, from $48,635 for the six months ended June 30, 2005. The decrease is due to the reduction in finance charges and discounts taken on government contracts.

Benefit for income taxes for the six months ended June 30, 2005 was $37,668 which reflects a net operating loss carryback as a result of the net loss incurred during the six months ended June 30, 2005. During the six months ended June 30, 2006 there was no tax provision as the income generated during this period can be offset by net operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 2006, we had working capital of $1,294,555, as compared to $1,131,895 at December 31, 2005. We had cash and cash equivalents of $474,986 at June 30, 2006, as compared to $387,216 at December 31, 2005. As of June 30, 2006, we have net contract costs and estimated earnings of $2,572,375 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved.

During the six months ended June 30, 2006, our operating activities provided cash of $132,512 while our investing and financing activities used cash of $40,353 and $4,389, respectively . The cash provided by operating activities was principally a result of our net income, offset by a net increase in our operating assets. Cash used in investing activities was a result of the purchase of property and equipment. Cash used by financing activities was a result of repayment of notes payable and capital lease obligations, and the repurchase of shares of our common stock from a related party.

We had an accounts receivable financing facility with Commerce Funding Corporation. The interest rate was prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce had agreed to lend up to 85% of qualifying receivables. There were no borrowings outstanding at June 30, 2006. In July 2006, this agreement was canceled.

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

Inflation

Our results of operation are not materially affected by inflation. From time to time, we may experience a reduction in profits on specific contracts if such contracts are delayed in performance and as a result the costs of acquiring parts or services from subcontractors to meet delivery requirements on overdue or extended contracts increases due to inflation. Because of an increase in worldwide demand there has been a significant increase in material costs which could effect our performance on existing and future contracts.

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

The Company has filed a cross-complaint against Harry Lebovitz, Hill Industries, Inc., and other related entities, and seek damages for breach of fiduciary, breach of contract, fraud and other causes of action. Mr. Lebovitz failed to timely respond to cross-complaint, and his default has been taken. The other entities have yet to respond to cross-complaint. Such counterclaims include damages that may be suffered by us resulting from the possible loss of future government contracts as a result of behavior by Mr. Lebovitz.


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

The Company has been in litigation with Triumph Components-Arizona, Inc. since 2003. On July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties have agreed to settle their disputes arising from a prior settlement agreement between the parties. Under the new settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The $950,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet.

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

The Company has filed a cross-complaint against Harry Lebovitz, Hill Industries, Inc., and other related entities, and seek damages for breach of fiduciary, breach of contract, fraud and other causes of action. Mr. Lebovitz failed to timely respond to cross-complaint, and his default has been taken. The other entities have yet to respond to cross-complaint.

On June 30, 2006 the Company was evicted from its Eton facility and the property was turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages.


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

                                LOGISTICAL SUPPORT, INC.


August 14, 2006                 By:      /s/ Bruce Littell
                                   ---------------------------------------------
                                         Bruce Littell
                                         Chairman, Chief Executive Officer,
                                         Chief Accounting Officer and Director