Form 10QSB
period 2006-09-30
Logistical Support, Inc
filed 2006-11-14
CIK 1158486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of November 7, 2006 - 78,745,000 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            LOGISTICAL SUPPORT, INC.
                                      Index


                                                                                 Page
                                                                                Number
                                                                                ------

PART I.    FINANCIAL INFORMATION                                                   2

Item 1.    Financial Statements                                                    2

           Consolidated Balance Sheet as of September 30, 2006 (unaudited)         2

           Consolidated Statements of Operations for the three and
           nine months ended September 30, 2006 and 2005 (unaudited)               3

           Consolidated Statement of Stockholders Equity for the
           nine months ended September 30, 2006 (unaudited)                        4

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2006 and 2005 (unaudited)               5

           Notes to Consolidated Financial Statements (unaudited)                  6

Item 2.    Management's Discussion and Analysis or Plan of Operations             13

Item 3.    Controls and Procedures                                                17

PART II.   OTHER INFORMATION                                                      17

Item 1.    Legal Proceedings                                                      17

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds            18

Item 3.    Defaults Upon Senior Securities                                        18

Item 4.    Submission of Matters to a Vote of Security Holders                    18

Item 5.    Other Information                                                      18

Item 6.    Exhibits                                                               18

SIGNATURES                                                                        19


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                 September
                                                                                  30, 2006
                                                                                (unaudited)
                                                                                ------------
                                     ASSETS

CURRENT ASSETS

       Cash and cash equivalents                                                $    191,786
       Accounts receivable, net of allowance for doubtful accounts of $13,972        390,408
       Inventory                                                                      47,607
       Contract costs and estimated earnings in excess of billings                 2,717,252
       Other current assets                                                           56,589

                                                                                ------------
TOTAL CURRENT ASSETS                                                               3,403,642

PROPERTY AND EQUIPMENT, net                                                          463,180

                                                                                ------------
TOTAL ASSETS                                                                    $  3,866,822
                                                                                ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                                                         $    858,083
       Accrued Triumph settlement obligation, current portion                        530,000
       Accrued expenses                                                              245,561
       Billings in excess of contract costs and estimated earnings                    43,086
       Notes payable, current portion                                                  5,353
       Capital lease obligations, current portion                                     43,181
       Guaranteed obligation of related party                                        318,461

                                                                                ------------
TOTAL CURRENT LIABILITIES                                                          2,043,725

ACCRUED TRIUMPH SETTLEMENT OBLIGATION, net of current portion                        264,000
NOTES PAYABLE, net of current portion                                                 11,387
CAPITAL LEASE OBLIGATIONS, net of current portion                                     49,762
OTHER LONG-TERM LIABILITIES                                                          151,670

                                                                                ------------
TOTAL LIABILITIES                                                                  2,520,544
                                                                                ------------

COMMITMENT AND CONTINGENCIES                                                              --

STOCKHOLDERS' EQUITY
       Preferred stock, $0.001 par value; 5,000,000 shares
         authorized; 0 shares issued and outstanding                                      --
       Common stock, $0.001 par value; 100,000,000 shares
         authorized; 78,745,000 shares issued and outstanding                         78,745
       Additional paid-in capital                                                  3,153,778
       Due from officers/affiliates, net                                            (114,307)
       Accumulated deficit                                                        (1,771,938)

                                                                                ------------
TOTAL STOCKHOLDERS' EQUITY                                                         1,346,278
                                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  3,866,822
                                                                                ============


  The accompanying notes are an integral part of these consolidated financial statements

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended              Nine Months Ended
                                                  ----------------------------    ----------------------------
                                                   September       September       September       September
                                                    30, 2006        30, 2005        30, 2006        30, 2005
                                                  ------------    ------------    ------------    ------------
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)

SALES
     Contract sales                               $  1,539,238    $  1,645,006    $  4,761,014    $  3,912,045
     Product sales                                       8,112          90,840         112,548         150,466

                                                  ------------    ------------    ------------    ------------
     TOTAL SALES                                     1,547,350       1,735,846       4,873,562       4,062,511
                                                  ------------    ------------    ------------    ------------

COST OF SALES
     Contract sales                                  1,208,770       1,205,735       3,698,113       3,431,584
     Product sales                                       3,897          34,444          22,642          76,428

                                                  ------------    ------------    ------------    ------------
     TOTAL COST OF SALES                             1,212,667       1,240,179       3,720,755       3,508,012
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                    334,683         495,667       1,152,807         554,499
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES
     General and administrative expenses               229,311         228,364         764,165       1,038,979
     Sales and marketing                                46,586          49,983         158,819         151,967

                                                  ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                               275,897         278,347         922,984       1,190,946
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                           58,786         217,320         229,823        (636,447)
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                        1,106           4,083          23,065          36,616
     Interest expense                                  (12,190)         (2,839)        (39,315)         (8,037)
     Other expense                                      (9,320)        (20,340)        (43,426)        (68,975)
     Provision for related party receivables                --              --         (25,800)             --

                                                  ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                           (20,404)        (19,096)        (85,476)        (40,396)
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         38,382         198,224         144,347        (676,843)

PROVISION (BENEFIT) FOR INCOME TAXES                        --              --              --         (37,668)

NET INCOME (LOSS)                                 $     38,382    $    198,224    $    144,347    $   (639,175)
                                                  ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE:
     BASIC                                        $       0.00    $       0.00    $       0.00    $      (0.01)
                                                  ============    ============    ============    ============
     DILUTED                                      $       0.00    $       0.00    $       0.00    $      (0.01)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                          78,249,348      71,995,000      73,627,051      72,143,901
                                                  ============    ============    ============    ============
     DILUTED                                        79,392,577      86,825,517      75,865,445      72,143,901
                                                  ============    ============    ============    ============


  The accompanying notes are an integral part of these consolidated financial statements

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                                         Retained
                                    Common Stock            Additional     Due From                      Earnings/       Total
                            ----------------------------     Paid-in       Officers/       Prepaid     (Accumulated   Stockholders'
                                Shares         Amount        Capital       Affiliates    Consulting       Deficit)       Equity
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2005     71,545,000         71,545      3,108,978       (228,275)        (5,786)    (1,916,285)     1,030,177

Provision for advances
  to officers/affiliates               --             --             --        113,968             --             --        113,968

Repurchase of common stock
  from related party             (400,000)          (400)       (99,600)            --             --             --       (100,000)

Exercise of warrants
  for cash                      7,600,000          7,600        144,400             --             --             --        152,000

Amortization of prepaid
  consulting                           --             --             --             --          5,786             --          5,786

Net income                             --             --             --             --             --        144,347        144,347

                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, September 30, 2006    78,745,000  $      78,745  $   3,153,778  $    (114,307) $          --  $  (1,771,938) $   1,346,278
                            =============  =============  =============  =============  =============  =============  =============


  The accompanying notes are an integral part of these consolidated financial statements

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                          --------------------------------
                                                                          September 30,     September 30,
                                                                               2006              2005
                                                                          --------------    --------------
                                                                           (unaudited)        (unaudited)

CASH FLOW FROM (TO) OPERATING ACTIVITIES:
     Net income (loss)                                                    $      144,347    $     (639,175)
     Adjustment to reconcile net income (loss) to net cash
        (used in) operating activities:
           Depreciation expense                                                   65,296           106,646
           Provision for related party receivable                                 25,800
           Amortization of fair value of warrants issued to consultants            5,786                --
           Gain on write-off of liabilities                                       (9,143)               --
     Changes in operating assets and liabilities:
        Other receivables                                                         10,523             4,000
        Accounts receivable                                                       99,532             5,755
        Due from officers/affiliates                                             113,968           (47,581)
        Inventory                                                                 55,284            (8,247)
        Contract costs                                                          (694,540)           47,320
        Other current assets                                                       8,455          (142,009)
        Accounts payable                                                         129,075            27,211
        Accrued Triumph settlement obligation                                   (156,000)               --
        Accrued expenses                                                          53,540           (58,062)
        Deferred taxes                                                                --           (37,668)
        Other liabilities                                                             --            75,000

                                                                          --------------    --------------
Net cash (used in) operating activities                                         (148,077)         (666,810)
                                                                          --------------    --------------

CASH FLOW (TO) INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (59,594)         (100,626)

                                                                          --------------    --------------
Net cash (used in) investing activities                                          (59,594)         (100,626)
                                                                          --------------    --------------

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
     Cash overdraft, net                                                              --            13,157
     Proceeds from exercise of warrants                                          152,000                --
     Proceeds (Repayments) of  factoring receivables, net                             --          (157,154)
     Repurchase of common stock from a related party                            (100,000)         (100,000)
     Payments on capital lease obligations                                       (31,058)          (21,400)
     Payments on notes payable                                                    (8,701)          (46,704)

                                                                          --------------    --------------
Net cash provided by (used in) financing activities                               12,241          (312,101)
                                                                          --------------    --------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                           (195,430)       (1,079,537)

CASH AND CASH EQUIVALENTS, Beginning of period                                   387,216         1,202,768
                                                                          --------------    --------------

CASH AND CASH EQUIVALENTS, End of period                                  $      191,786    $      123,231
                                                                          ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                                        $       39,315    $        8,037
                                                                          ==============    ==============
     Income taxes paid                                                    $           --    $           --
                                                                          ==============    ==============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capital lease obligations                                            $           --    $       35,600
                                                                          ==============    ==============


  The accompanying notes are an integral part of these consolidated financial statements

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Operations

The accompanying consolidated financial statements have been prepared in conformity with and in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2005, the Company incurred a substantial loss. Going into 2006, the Company's backlog approximated $12 million. Through September 30, 2006 the Company shipped and billed approximately $ 4.2 million and expects to deliver an additional $2.0 to $2.4 million by the end of 2006. The Company has changed its focus to concentrating more on bidding on overhaul and repair solicitations, which is the area that the Company has the most expertise and these orders are generally more profitable.

In March the Company canceled its consignment agreement with Hill Industries, Inc., a related party and in June, the Company reduced its overhead by consolidating its operations into one facility.

The Company's management anticipates that there will be an improvement in cash flow for the remainder of 2006 and in 2007 resulting from delivery of several long-term projects and the recovery of job related costs incurred in prior periods. Management believes that it has taken the necessary steps to improve cash flow and to return the Company to profitability so that the Company will continue as a going concern.

Stock Options

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board ("FASB") Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the nine months ended September 30, 2006. As of September 30, 2006, there were no options outstanding.

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

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Note 2 - Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 and 17,633,937 warrants outstanding at September 30, 2006 and 2005, respectively. The Company had a net loss for the nine months ended September 30, 2005. Accordingly, the diluted per share amounts do not reflect the impact of the warrants because the effect is antidilutive.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".


                                                         Three Months Ended September 30,
                             ---------------------------------------------------------------------------------------
                                                 2006                                         2005
                             ------------------------------------------   ------------------------------------------
                                                                 Per                                            Per
                                 Income          Shares          Share          Income          Shares          Share

Basic earnings per share

Net income                   $       38,382                                 $      198,224
                             ==============                                 ==============

Weighed shares outstanding                       78,249,348                                     71,995,000

                                                             -------------                                  -------------
                                                             $        0.00                                  $        0.00
                                                             =============                                  =============

Diluted earnings per share

Net income                   $       38,382                                 $      198,224
                             ==============                                 ==============

Weighed shares outstanding                       78,249,348                                     71,995,000
Effect of dilutive
 securities

  Warrants                                        1,143,229                                     14,830,517
                                             --------------                                 --------------

                                                 79,392,577                                     86,825,517
                                             ==============                                 ==============

                                                             -------------                                  -------------
                                                             $        0.00                                  $        0.00
                                                             =============                                  =============



                                                         Nine Months Ended September 30,
                             ----------------------------------------------------------------------------------------------
                                                 2006                                         2005
                             ------------------------------------------   -------------------------------------------------
                                                                 Per                                            Per
                                 Income          Shares          Share          Income          Shares          Share

Basic earnings (loss)
 per share

Net income (loss)            $      144,347                                 $    (639,175)
                             ==============                                 =============


Weighed shares outstanding                       73,627,051                                     72,143,901

                                                             -------------                                  ------------
                                                             $        0.00                                  $      (0.01)
                                                             =============                                  ============

Diluted earnings (loss)
 per share

Net income (loss)            $      144,347                                 $    (639,175)
                             ==============                                 =============


Weighed shares outstanding                       73,627,051                                     72,143,901
Effect of dilutive
securities

  Warrants                                        2,238,394                                             --
                                             --------------                                 --------------

                                                 75,865,445                                     72,143,901
                                             ==============                                 ==============

                                                             -------------                                  ------------
                                                             $        0.00                                  $      (0.01)
                                                             =============                                  ============


                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3 - Contract Costs

Contract costs at September 30, 2006 consisted of the following:

                  Contract cost incurred, including estimated profit       $       14,226,182
                  Less: amounts billed                                            (11,552,016)

                                                                           $        2,674,166

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

                  Contract costs in excess of billings                     $        2,717,252
                  Billings in excess of contract costs                                (43,086)
                                                                           -------------------
                                                                           $        2,674,166

Note 4 - Property and Equipment

The cost of property and equipment at September 30, 2006 consisted of the following:

                  Machinery and equipment                                  $          297,693
                  Test equipment                                                      324,991
                  Automobiles                                                          54,491
                  Office equipment                                                     92,476
                                                                           ------------------
                                                                                      769,651
                  Less accumulated depreciation and amortization                     (306,471)
                                                                           ------------------

                                                                           $          463,180
                                                                           ==================

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $65,296 and $106,646, respectively

Note 5 - Notes Payable

The Company has various notes payable resulting from the conversion of accounts payable and the purchase of property and equipment with interest rates ranging from 7% to 18%, maturing from 2006 to 2010.

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6 - Guaranteed Obligation of Related Party

The Company is one of six guarantors, who are affiliates, which have guaranteed the debt of an affiliated company. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. At September 30, 2006, the debt of the affiliated company amounted to $318,461. In the event that the affiliate was unable to repay the note payable to the financial institution, the maximum exposure to the Company would be the outstanding amount of debt. If the Company had to fulfill its obligation under this guarantee, it would attempt to recover its loss from the five other guarantors and from the affiliated company. In addition, the holder of the loan has a security interest in all of Hill Aerospace & Defense, LLC's assets. Hill Aerospace & Defense, LLC has now been merged into Logistical Support, LLC.

This loan was made to Hill Industries, Inc. in 1999 and is currently owed to National Loan Investors, LP. The loan bears interest at 10% per annum and requires monthly interest payments of $3,121 with any unpaid principal and interest due on February 4, 2010.

During the year ended December 31, 2005 the Company provided for the full amount of the loan as guaranteed obligation of related party and has paid $16,012 in interest for the nine months ended September 30, 2006. The Company is currently in dispute with Hill Industries, Inc over amounts owed as disclosed in Note 9.

The Company was making the required interest payments on this debt, but ceased making such payments in May 2006. Consequently, NLI discovered that the modification of the original note agreement dated January 25, 2005 was not executed by Hill Industries, Inc because of its not having been in good standing with the state of California. This in turn made the note modification of January 25, 2005 ineffective. As a result, on June 14, 2006, NLI notified Hill Industries along with the six guarantors that the loan was in default which resulted in the acceleration of the balance due. Until NLI's investigation it was not known by either the Company nor NLI that Hill Industries, Inc did not execute the note. The debt of the affiliate of $318,461 is recorded as a liability on the Company's financial statements.

Note 7 - Due to Factor

On October 23, 2003, the Company entered into a one year agreement with Commerce Funding Corporation for the financing of its receivables. The agreement was automatically renewed until October 23, 2006. The interest rate on this receivable financing agreement is prime plus 1% and the maximum amount to be advanced under this agreement is $1 million. Commerce agreed to loan up to 85% of qualifying receivables. In July 2006, the agreement with Commerce Funding Corporation was cancelled.

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

                     LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In addition, the Company agreed to purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the "Purchase Price"), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases was not to exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company could cease such purchases and would have no obligation to resume them. As of September 30, 2006, the Company purchased 1,100,000 shares of common stock for $275,000. These 1,100,000 shares were retired upon repurchase.

The Company ceased purchasing the stock after Harry Lebovitz filed the lawsuit disclosed in Note 9.

Exercise of Warrants

On July 6, 2006, the Company reduced the exercise price from $0.25 to $0.02 on 8,000,000 warrants held by Hunter World Markets. On July 10, 2006, Hunter World Markets exercised 7,600,000 of these warrants that resulted in gross proceeds to the Company of $152,000.

Note 9 - Commitments and Contingencies

Litigation
The Company has been in litigation with Triumph Components-Arizona, Inc. since 2003. On July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties have agreed to settle their disputes arising from a prior settlement agreement between the parties. Under the new settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining unpaid balance of $794,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet.

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

The Company has filed a cross-complaint against Harry Lebovitz, Hill Industries, Inc., and other related entities, and seeks damages for breach of fiduciary, breach of contract, fraud and other causes of action. Hill Industries and the other related entities have yet to respond to the cross-complaint.

On June 30, 2006 the Company was evicted from its Eton facility and the property was turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages.

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At September 30, 2006, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

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

CONTRACTS COSTS. For each of our contracts we determine our costs and our estimated profit. Estimated profits are based on our historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of our estimated overhead. Most of our government contracts do not provide for progress payments. As a result, we have no billing for those contracts until the acceptance and delivery of the finished products and we have significant amounts shown on our balance sheet as costs and estimated profit in excess of billings. Although reflected as a current asset, there may be a considerable delay between the time the costs are incurred and the actual billing. To a significantly lesser extent, we have contracts that do provide for interim payments. To the extent that the payments exceed our costs and estimated profit, that amount is reflected as a current liability. The actual results could differ significantly from our estimates and these differences could be material to our financial statements. We account for the change in estimate in the period of change so that the balance sheet at the end of the period of change and the accounting for revenue recognition in subsequent periods are as they would have been if the revised estimate had been the original estimate.

Results of Operations

Three months Ended September 30, 2006 Compared to Three months Ended September 30, 2005

Our revenue for the three months ended September 30, 2006 was $1,547,350, a decrease of $188,496, or 10.9% from $1,735,846 for the three months ended September 30, 2005. The decrease in revenue is primarily due to the termination of the consignment sales agreement in March 2006 and the reduction in the number of active contracts during the third quarter of 2006

Our cost of sales for the three months ended September 30, 2006 was $1,212,667, a decrease of $27,512 or 2.2% from $1,240,179 for the three months ended September 30, 2005. Our gross margin for the three months ended September 30, 2006 was 21.6% compared to 28.6% for the three months ended September 30, 2005. The decrease in gross margin is due to the revision of total estimated contract costs on certain contracts in 2006 and the reduction in total contract revenue on two overhaul contracts based on the actual number of assets received from the Government.

General and administrative expenses for the three months ended September 30, 2006 were $229,311, an increase of $947, or 0.4%, from $228,364 for the three months ended September 30, 2005. The increase is not significant.

Sales and marketing expenses for the three months ended September 30, 2006 were $46,586, a decrease of $3,397, or 6.8%, from $49,983 for the three months ended September 30, 2005. The decrease is not significant.

Other income for the three months ended September 30, 2006 was $1,106, a decrease of $2,977, or 72.9%, from $4,083 for the three months ended September 30, 2005. The decrease is due to a reduction in a vendor payable in 2005.

Interest expense for the three months ended September 30, 2006 was $12,190 an increase of $9,351, or 329.4%, from $2,839 for the three months ended September 30, 2005. The increase is principally due to interest accrued on the guaranteed obligation of related party debt that we assumed during 2005.

Other expense for the three months ended September 30, 2006 was $9,320, a decrease of $11,020, or 54.2%, from $20,340 for the three months ended September 30, 2005. The decrease is due to finance charges incurred in 2005 that were not incurred in 2006.

Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2005

Our revenue for the nine months ended September 30, 2006 was $4,873,562, an increase of $811,051, or 20.0% from $4,062,511 for the nine months ended September 30, 2005. The increase in revenue is primarily due to an increase in percentage of completion on most contracts offset by a decrease in consignment sales.

Our cost of sales for the nine months ended September 30, 2006 was $3,720,755, an increase of $212,743 or 6.1% from $3,508,012 for the nine months ended September 30, 2005. Our gross margin for the nine months ended September 30, 2006 was 23.7% compared to 13.6%for the nine months ended September 30, 2005. The increase in gross margin is due to the reduction in contract revenue in 2005 as a result of the high scrap rate on one overhaul contract and the revision of estimated cost to complete on certain jobs by approximately $300,000 during the three months ended March 31, 2005, four of which were related to adjustments made to the stages of completion of parts delivered by Triumph.

General and administrative expenses for the nine months ended September 30, 2006 were $764,165, a decrease of $274,814, or 26.5%, from $1,038,979 for the nine months ended September 30, 2005. The decrease is principally due to a decrease in legal fees and officer payroll.

Sales and marketing expenses for the nine months ended September 30, 2006 were $158,819, an increase of $6,852, or 4.5%, from $151,967 for the nine months ended September 30, 2005. The increase is immaterial.

Other income for the nine months ended September 30, 2006 was $23,065, a decrease of $13,551, or 37.0%, from $36,616 for the nine months ended September 30, 2005. The decrease is principally due to the recognition of certain outstanding items of approximately $23,000 to other income in 2005.

Interest expense for the nine months ended September 30, 2006 was $39,315 an increase of $31,278, or 389.2%, from $8,037 for the nine months ended September 30, 2005. The increase is principally due to interest accrued on the guaranteed obligation of related party debt.

Other expense for the nine months ended September 30, 2006 was $43,426, a decrease of $25,549, or 37.0%, from $68,975 for the nine months ended September 30, 2005. The decrease is due to the reduction in finance charges and discounts taken on government contracts.

Benefit for income taxes for the nine months ended September 30, 2005 was $37,668 which reflects a net operating loss carryback as a result of the net loss incurred during the nine months ended September 30, 2005. During the nine months ended September 30, 2006 there was no tax provision as the income generated during this period can be offset by net operating loss carryforwards.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of $1,359,917, as compared to $1,131,895 at December 31, 2005. We had cash and cash equivalents of $191,786 at September 30, 2006, as compared to $387,216 at December 31, 2005. As of September 30, 2006, we have net contract costs and estimated earnings of $2,674,166 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved.

During the nine months ended September 30, 2006, our operating and investing activities used cash of $148,077 and $59,594, respectively, while our financing activities provided cash of $12,241. The cash used by operating activities was principally a result of our net income, offset by a net increase in our operating assets. Cash used in investing activities was a result of the purchase of property and equipment. Cash provided by financing activities was a result of proceeds received from the exercise of warrants offset by repayment of notes payable and capital lease obligations, and the repurchase of shares of our common stock from a related party.

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

The Company had been in litigation with Triumph Components-Arizona, Inc. since 2003. On July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties have agreed to settle their disputes arising from a prior settlement agreement between the parties. Under the new settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining balance of $794,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet.

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

The Company has filed a cross-complaint against Harry Lebovitz, Hill Industries, Inc., and other related entities, and seeks damages for breach of fiduciary, breach of contract, fraud and other causes of action. The other entities have yet to respond to the cross-complaint.

On June 30, 2006 the Company was evicted from its Eton facility and the property was turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

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

                                       LOGISTICAL SUPPORT, INC.

November 14, 2006                      By: /s/ Bruce Littell
                                          --------------------------------------
                                          Bruce Littell
                                          Chairman, Chief Executive Officer,
                                          Chief Accounting Officer and Director