Form 10KSB
period 2006-12-31
Logistical Support, Inc
filed 2007-04-02
CIK 1158486

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the Fiscal Year Ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

                       Commission File Number: 000-50222

                           LOGISTICAL SUPPORT, INC.
                         ----------------------------
                (Name of Small Business Issuer in its charter)

                Utah                                    41-2029935
    ---------------------------                         ----------
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
Yes  X    No
   -----     ----------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

The Issuer's revenues for the fiscal year ended December 31, 2006 were $6,218,548________

The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of December 31, 2006, was 78,745,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2006, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $6,457,640

DOCUMENTS INCORPORATED BY REFERENCE: None

Transition Small Business Disclosure Format:    Yes          No X
                                                   ---         ---

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I

      ITEM 1.  BUSINESS.................................................     4
      ITEM 2.  DESCRIPTION OF PROPERTY..................................    15
      ITEM 3.  LEGAL PROCEEDINGS........................................    15
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS.........................................    16

PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS..............................    16
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................    17
      ITEM 7.  FINANCIAL STATEMENTS.....................................    22
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE...................    22
      ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES.......................    22
      ITEM 8B  OTHER INFORMATION .......................................    22

PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT........................    22
      ITEM 10. EXECUTIVE COMPENSATION...................................    25
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT....................................    28
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........    29
      ITEM 13. EXHIBITS.................................................    29
      ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES...................    31

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

                                    PART I

ITEM 1. BUSINESS

Summary

We are an aerospace and defense contractor for divisions of the United States military. We derive approximately 97% of our revenues from government contracts pursuant to which we supply aircraft replacement parts for turbine engines, landing gear, structural components, and repair and overhaul services for hydraulics, mechanical systems and support equipment. We only produce parts pursuant to contracts; we do not produce parts for inventory.

From time to time we have provided parts and services as a subcontractor to other defense contractors. We also provide a limited number of parts and services to commercial aircraft. However, our revenue from these sources has not been material.

Corporate Information

We are a Utah corporation, organized under the name Bikini Team International, Inc. in May 2001. Our corporate name was changed to Logistical Support, Inc. in June 2004. On May 27, 2004, in a transaction characterized as a reverse acquisition, we entered into a share exchange agreement with the members of Hill Aerospace & Defense, LLC (Hill), a California limited liability company, and Logistical Support, LLC (Logistical), a California limited liability company, pursuant to which the members of Hill and Logistical acquired an aggregate of 63,200,000 shares of our common stock and warrants to purchase 20,997,574 shares of common stock. This transaction is referred to as the "reverse acquisition." At the time of the reverse acquisition we had no operations. From and after the reverse acquisition, our business was the business conducted by Hill and Logistical. Because the transaction is treated as a reverse acquisition, our historical financial statements reflect the operations of Hill and Logistical, and for accounting purposes, Hill and Logistical are consolidated as the surviving entities. On March 31, 2006, Hill was merged into Logistical.

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

Our offices are located at 19734 Dearborn Street, Chatsworth, California 91311, telephone (818) 885-0300. Our website is www.Logistical-Support.com. Information on our website or any other website does not constitute a portion of this Form 10-KSB.


United States Government Contracts

We are an aerospace and defense contractor for divisions of the United States military. We derive approximately 97% of our revenues from government contracts pursuant to which we supply aircraft replacement parts for turbine engines, landing gear, structural components, and repair and overhaul services for hydraulics, mechanical systems and support equipment. We only produce parts pursuant to contracts; we do not produce parts for inventory. Our contracts are principally with the Department of Defense and various military acquisition organizations including the Air Force Logistics Material Command, the Defense Logistics Agency and other acquisition, supply and repair centers for the Air Force, Navy and the Army Aviation and Missile Command. We provide parts and perform services for military aircraft (known as "fixed wing aircraft") including the F-5, the F-16, the C-5, the C-130, and the KC-135 and for helicopters (known as "rotary wing aircraft") such as the UH-1, the UH-60 and the CH-47. We also perform repair and overhaul services for various aircraft including the UH-60, the CH-47 and the OH-58. We perform on contracts through a combination of assigning work to subcontractors, overhauling, repairing and producing or finalizing production of parts for delivery in our own facilities with our own engineers and machinists.

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

We are developing a more focused strategy in our bid selection criteria and have accordingly reduced the number of bids made during the year which correspondingly has reduced our overhead due to fewer costs incurred to prepare the bids. However, we cannot assure you that we will be able to maintain or increase our success rate. Based on our bidding strategy, our success rate of awarded contracts to bids submitted has improved from 5% in 2004 to 11% in 2005, although we sustained a decrease in revenue from these contracts. During 2005, we submitted 39 bids and were awarded four contracts with a total value of approximately $6,000,000, and in 2004, we made 105 bids and were awarded six contracts of approximately $11,575,000. For the year ended December 31, 2006, we were awarded two contracts by the U. S. Government with a net value of approximately $1.8 million.

Contract Solicitation and Bids

All of our contracts are sourced through United States government contracting protocols. The military contracting agencies or departments periodically publish public solicitations for bids on required parts and services. The solicitations identify groups of products or repairs required for the maintenance, upgrade and specified functioning of their aircraft, and we bid on selected solicitations for contracts. The entire solicitation, bid and fulfillment process for government contracts is regulated by the Federal Acquisitions Regulations, known as "FAR." The United States government and the parties it contracts with must comply with FAR in all aspects of the government contracting industry.

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

As part of the contract solicitation and bid protocol, we must establish that we are a qualified contractor for the specific types of parts or services in the solicitation. Such substantiation includes evidence of our capability to perform the contract in terms of personnel and materials, evidence that our company has previously and successfully performed similar contracts and produced similar products, and other matters, including our company's overall financial condition. We seek to bid on "flight critical" contracts, which are contracts for parts that are critical to the flight safety of the aircraft. We have in the past successfully substantiated our qualification to perform flight critical contracts. We believe that these contracts generally have a higher dollar value and are less competitive because of their requirements and accordingly yield higher profits than other contracts for which we are qualified.

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

Payment Structure

Each product we produce must meet the specifications of the acquiring organization, known as the "contractor inspector requirements," for us to be paid. Because these are fixed price contracts, to the extent that we have to incur unplanned expenses on a contract, we will not be able to recoup these costs unless the contract is modified by the contracting agency.

We bear the financial burden of performing on the contract and accordingly our cash flow needs can be significant if we are performing on a number of contracts that will not reach completion or be eligible for progress payments in the near future.

We have not received progress payments since 2003 and have recently experienced reluctance on the part of the government to pay us progress payments. We may have difficulty performing under our contracts, especially if we are required to make significant expenditures or if there is a significant delay between the completion of work and our receipt of payment. Since our contracts do not generally provide progress payments, the government does not have any payment obligations until acceptance. As a result we require additional working capital to enable us to complete a contract.

Additional delays in payment occur the first time we deliver a part that we have not manufactured within the previous three years. Under FAR, the first article must be approved before we can go into full production, and the rate of rejection by the government on these parts is higher than on production parts and is sometimes a cause of delays in delivery and increased expenses. Under the applicable procurement regulations, our contracts are subject to the right of the government to terminate for convenience.

Contracts for Repair and Overhaul

Contracts for "repair and overhaul" services are performed on a fixed price basis. If we underestimate the extent of the repairs, we must absorb that price difference to complete the repairs. However, if the repairs are more extensive than originally represented by the government, we can renegotiate the contract price or submit a request for equitable adjustment although the contracting agency may not agree to an adjustment in the price or any adjustment it approves may not cover our increased cost.

Historically, approximately 70% of our government contracts were for parts, and 30% were for repair and overhaul services. Since 2004, our overhaul division has been expanding faster than the fabrication division. Our sales backlog at December 31, 2006 was $8.5 million. Our sales backlog as of January 31, 2007 was approximately $12.5 million (the increase from December 31, 2006 was due to us being awarded a $4.5 million contract in January 2007), 28% of which are for parts while 72% are for repair and overhaul services. 13 of these contracts had a backlog value of more than $150,000 as of January 31, 2007. We bid on contracts that range in dollar value from $20,000 to $1,800,000. Based on the value of the bids (excluding options to be exercised by the Government) submitted during 2006, approximately 20% of the bids were for contracts valued between $250,000 and $500,000 and approximately 50% of the bids were for contracts valued above $500,000. Based on the number of bids submitted during the same period, approximately 29% of the bids were for contracts that are valued between $100,000 and $250,000; approximately 14% were bids for contracts valued between $250,000 and $500,000; and approximately 10% were bids for contracts valued above $500,000. The average value of our bids in 2006 was $244,577, and the median value of our bids in 2006 was $112,104. We were awarded two contracts in 2006 with a net value of approximately $1.8 million, including options to be exercised by the Government.

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

We are also certified by the Federal Aviation Administration to operate a commercial aircraft repair station within the "Limited Accessory" Ratings. This certification permits us to produce parts and perform repair and service on commercial aircraft. The FAA certification must be applied for and renewed every two years. However, these services constitute an immaterial portion of our revenues.

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

Backlog

As of January 31, 2007 we had a backlog of $12,500,000, most of which we expect to be delivered during the following 24 months.

Employees

As of December 31, 2006, we had 28 employees, of which three were administrative, two sales and marketing and 23 manufacturing. All salaries and wages are paid by Logistical Support, LLC. None of our employees are represented by a labor union, and we believe that our employee relations are good.

The loss of services of any of our executive officers or engineering employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Bruce Littell, Chairman, Director and Chief Executive Officer, whose specialized knowledge of government contracting in the aerospace and defense industry is essential to our business, would be detrimental. Mr. Littell has extensive experience and understanding of government contracting in defense and aerospace with regard to reviewing solicitations, overseeing the preparation of bids, managing contract projects and achieving acceptance of our products and securing payment. The skills, experience and reputation of Mr. Littell are integral to successfully operating our company.


Risk Factors

An investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. In such an event, the trading price for our common shares could decline substantially, and you could lose all or part of your investment. In order to attain an appreciation for these risks and uncertainties, you should read this Form 10KSB in its entirety and consider all of the information and advisements contained in this Form 10KSB, including the following risk factors and uncertainties.

Risks Relating to our Business


Because our ability to generate revenue is dependent upon our success in obtaining awards for a very narrow category of aerospace and defense contracts, our failure for any reason to obtain such awards could impair our business.

We derive approximately 97% of our revenues from United States government military contracts in the area of aerospace and defense which are obtained through a competitive bidding process. If we are not successful in receiving contracts for any reason, including our failure to meet eligibility requirements, competition, our failure to perform under prior contracts, and changes in government contracting policies, we would not generate sufficient revenue to continue in business.

Because of our lack of working capital and available financing and our inability to receive progress payments, we may require additional funding for us to continue our operations.

At December 31, 2006, our working capital was approximately $1.1 million. Included in working capital is approximately $2.1 million of contract costs and estimated earnings in excess of billings. This amount represents work performed and services rendered pursuant to government contracts. For almost all of our government contracts, we do not receive interim progress payments. As a result, we must finance the cost of the work over the length of the contract, which can continue, in some cases, for more than a year. If we are not able to obtain necessary financing, we may be unable both to meet our obligations under our existing contracts and to obtain additional contracts, which could impair our business and could result in a cessation of business.

Our failure to obtain and maintain required certifications could impair our ability to bid on aerospace and defense contracts.

We are required to maintain quality certifications and to meet production standards in order to be eligible to bid on government contracts. If we fail to maintain these certifications or meet these standards, we will be ineligible to bid for contracts which would impair our ability to continue in business.

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

We frequently use subcontractors to perform work or provide materials for our contracts. We are dependent upon the subcontractors to meet the quality and delivery requirements of the contracting agency. To the extent that the products or services provided by the subcontractors do not meet the required specifications or are delivered late, the contract may be terminated by the Government for default. Such a default could result in our disqualification from bidding on contracts. We have in the past had problems with a supplier, Triumph Components-Arizona, Inc. (Triumph) and, although we no longer use the services of Triumph, our past problems with them have negatively affected our on time delivery rating with the government and impairs our ability to obtain future contracts. Although we settled the dispute with Triumph, we believe that this dispute may have had, and may continue to have, a negative impact on our relationship with the United States government since our deliveries of products for which Triumph performed services were late and continue to be late.

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

Because of our financial condition, it may be difficult for us to raise additional capital if required for our present businesses and for any planned expansion. We cannot assure you that we will be able to obtain additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

We may not be able to continue to grow through acquisitions.

An important part of our growth strategy is to expand our business and to acquire other businesses, which may or may not be related to our current businesses. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this Form 10KSB, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

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

      o the difficulty of integrHating acquired products, services or operations;

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

In general, investors, particularly institutional investors, do not invest in companies that do not have an independent board of directors, a view which is more notable for companies whose stock is not traded on the Nasdaq Stock Market or is listed on the New York or American Stock Exchange. Further, since we have only one director, Mr. Bruce Littell, he has the sole ability to make all determinations relating to our business, including the issuance of shares of common stock and stock options and compensation of officers, including his own compensation.


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

Because there is a limited market for our common stock, you may have difficulty selling common stock that you own.


Although we are registered pursuant to the Securities Exchange Act of 1934, there is a limited public market for our common stock. Accordingly we cannot assure you that there will be any public market for our common stock.


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


As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements may not apply to us

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any matter based upon a claim that the material provided by us, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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



ITEM 2. DESCRIPTION OF PROPERTY



We lease 14,600 square feet of office space and a machine and repair facility at 19734 Dearborn Street, Chatsworth, California pursuant to a lease which expires in May 2007. The current annual rent is approximately $140,000 with standard escalation provisions. We are in negotiations to lease a facility in Valencia, California that is approximately 20,000 square feet.



ITEM 3. LEGAL PROCEEDINGS


We have been in litigation with Triumph Components-Arizona, Inc. ("Triumph") since 2003. On July 20, 2006, Triumph and we entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties have agreed to settle their disputes arising from a prior settlement agreement between the parties. Under the new settlement agreement, we agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If we accelerate these payments we will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining unpaid balance of $649,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet. In connection with the settlement agreement. Triumph has a security interest in virtually all of our assets that have not been previously encumbered by other UCC-1 Financing Statements.


On March 14, 2006, we canceled a consignment agreement with Hill Inc. On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, us and our subsidiaries, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) we failed to remit amounts due under a consignment agreement with Hill Inc.; and
(3) we failed to provide an accounting for amounts that Mr. Lebovitz loaned to us. Mr. Lebovitz is seeking compensatory and punitive damages as well as attorney fees. We believe that such claims are without merit and plans to vigorously defend our self against such claims.

We filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and seek damages for breach of fiduciary, breach of contract, fraud and other causes of action On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice.

On June 30, 2006 we were evicted from our leased Eton facility and the property was turned over to Mr. Lebovitz. In July 2006, we filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against us.


On December 26, 2006, we filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of NLI that was purchased by us in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note.


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




                             BID PRICE
                 ------------------------------------
PERIOD (1)                   HIGH               LOW
2006:

First Quarter                $0.70             $0.15
Second Quarter               $0.26             $0.15
Third Quarter                $0.35             $0.17
Fourth Quarter               $0.38             $0.14

2005:

First Quarter                $1.85             $1.65

Second Quarter               $1.80             $1.50
Third Quarter                $1.70             $1.15
Fourth Quarter               $1.60             $0.70


Holders

There are approximately 537 record holders of our common stock at March 16, 2007. The number of registered shareholders includes an estimate of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Interwest Transfer Company, 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone (801) 272-9294

Dividend Policy


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


Equity Compensation Plan

The following table sets forth information relating to equity compensation plans as of December 31, 2006

                                                              Number of
                           Number of                         securities
                         securities to                        remaining
                         be issued upon  Weighted-average   available for
                          exercise of     exercise price   future issuance
                          outstanding     of outstanding    under equity
                          options and      options and      compensation
Plan Category               warrants         warrants           plans
----------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                     -0-              -0-                NA


Equity compensation
plan not approved by
security holders                 420,000            $0.08               -0-


We do not have any equity compensation plans for our employees, directors or consultants. At December 31, 2006, there were: (1) 20,000 shares of common stock issuable upon exercise of a warrant granted in 2005 for financial consulting services; (2) 400,000 shares of common stock issuable upon exercise of a warrant granted for services as placement agent in connection with a private placement of our common stock in 2004.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the years ended December 31, 2006 and December 31, 2005 included in this Form 10KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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


The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information, their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results and accordingly, no opinion is expressed on the achievability of those forward-looking statements

OVERVIEW

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

Our ability to generate revenue and profit is dependent upon our ability to obtain the contract award and to accurately estimate our costs. Since our contracts generally do not provide for progress payments, there is a significant delay between the time we commence work on a project, and receive payment. Our modest working capital and the government's payment policies make it difficult for us to operate profitably.

During 2005, we had a dispute with Triumph, one of our contractors. As a result of the problems with Triumph, we incurred substantial legal fees, unanticipated costs in reworking of parts as well as delays in delivery. In addition to the costs we incurred, our reputation in the industry was affected.

..

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


RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005


Our revenue for the year ended December 31, 2006 was $6,218,548 an increase of $900,435, or 16.9% from $5,318,113 for the year ended December 31, 2005. The increase in revenue is primarily due to an increase in percentage of completion on most contracts offset by a decrease in consignment sales. In addition, 2005 revenues were affected by the cancellation of one contract.


Our cost of sales for the year ended December 31, 2006 increased by $303,783 or 6.8% from $4,478,353 for the year ended December 31, 2005 to $4,782,136 for the year ended December 31, 2006. Our gross margin for 2006 was 23.1% compared to 15.8% for 2005. The increase in gross margin from 2005 to 2006 is due to higher costs in 2005. These increased costs in 2005 were a result of the high scrap rate on one overhaul contract and the revision of estimated cost to complete on certain jobs by approximately $300,000, four of which were related to adjustments made to the stages of completion of parts delivered by Triumph.

General and administrative expenses for the year ended December 31, 2006 decreased by $475,321, or 28.9%, from $1,646,845 for the year ended December 31, 2005 to $1,171,524 for the year ended December 31, 2006. The decrease is principally due to a decrease in legal fees and officer payroll.

Sales and marketing expenses for the year ended December 31, 2006 increased by $14,238, or 7.2%, from $198,401 for the year ended December 31, 2005 to $212,639 for the year ended December 31, 2006. The increase is immaterial.

Other income for the year ended December 31, 2006 was $85,804, an increase of $47,647, or 124.9%, from $38,157 for the year ended December 31, 2005. The increase is principally due to the reversal of a portion of a provision from 2005 of approximately $38,000.

During the year ended December 31, 2005, we settled a previously accrued obligation for legal services at a discount, resulting in a gain on debt extinguishment of $50,132.

During the year ended December 31, 2006 we purchased the loan on which we were a guarantor for an affiliated company for $200,000 which we paid in full on December 28, 2006. We had previously recorded the obligation on our books and recognized a gain on the settlement of this note of $143,398.

Interest expense for the year ended December 31, 2006 was $52,965 an increase of $42,107, or 387.8%, from $10,858 for the year ended December 31, 2005. The increase is principally due to interest accrued on the guaranteed obligation of related party debt.

Our settlement with Triumph in May 2004 reduced our obligations to Triumph from approximately $1,463,000 to $750,000, As a result, we recognized a gain on the settlement of this matter of $483,775, net of estimated legal fees and costs to complete. On March 2, 2006, we entered into a letter of understanding with Triumph whereby we agreed to pay Triumph a total of $950,000 in installments. As a result we accrued an additional amount due to Triumph of $257,892 as of December 31, 2005.

During the fourth quarter of 2005, we established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz in the amount of $268,793 by charging provision for related party receivables. We are also one of the six guarantors that have guaranteed the debt of an entity controlled by Mr. Lebovitz. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. During the fourth quarter of 2005, we determined that the likelihood of the affiliated company being able to pay the debt was remote and therefore have recorded the outstanding obligation of $318,461 which has also been charged to the provision for related party receivables. During the year ended December 31, 2006 we took an additional charge of $25,800 to provision for related party receivables..

Other expense for the year ended December 31, 2006 was $66,945, a decrease of $32,199, or 32.5%, from $99,144 for the year ended December 31, 2005. The decrease is due to the reduction in finance charges and discounts taken on government contracts.

Benefit for income taxes for the year ended December 31, 2005 was $37,668 which reflects a net operating loss carryback as a result of the net loss incurred during the year ended December 31, 2005. During the year ended December 31, 2006 there was no tax provision as the income generated during this period can be offset by net operating loss carryforwards. During 2005 and 2006, we generated net operating losses for tax purposes due to us using the completed contract method for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had working capital of $1,162,477, as compared to $1,131,895 at December 31, 2005. We had cash and cash equivalents of $484,414 at December 31, 2006 as compared to cash and cash equivalents of $387,216 at December 31, 2005. As of December 31, 2006, we have net contract costs and estimated earnings of $2,100,423 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved.

During the year ended December 31, 2006, our operating and investing activities used cash of $386,684 and $59,070, respectively while our financing activities provided cash of $542,952. The cash used in operating activities was principally a result of our net incomes, offset by an increase in current assets and a decrease in current liabilities. Cash used in investing activities was a result of the purchase of property and equipment. Cash provided by financing activities was a result of proceeds received from the exercise of warrants and net proceeds received from factoring our receivables offset by repayment of notes payable and capital lease obligations, and the repurchase of shares of our common stock from a related party.

We have an accounts receivable financing facility with Commerce Funding Corporation. The interest rate at December 31, 2006 is 9.25% and the maximum amount to be advanced under this agreement is $1 million. Commerce has agreed to lend up to 85% of qualifying receivables. There was $321,284 outstanding under this financing facility at December 31, 2006.

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

Cash on Hand

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months. Our cash balance in 2007 and beyond will depend on our 2007 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in 2006, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2007. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 8A
Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer (who is the same individual) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Exchange Act). Based on his evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B     OTHER INFORMATION

None


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The names, ages and positions of our directors and executive officers as, are listed below:

    Name                    Positions                                                           Age
    ----                    ---------                                                           ---
Bruce Littell               Chariman, Chief Executive Officer and Chief Financial Officer       58
Joe Lucan                   Vice President - Engineering                                        54
Jerry Hill                  Vice President - Overhaul and repair operations                     54
Lisa Higgins                Vice President - Finance                                            41

Directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their position at the pleasure of the board of directors. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

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

Joseph Lucan has been our vice president - engineering since 1996 Mr. Lucan has been involved in the manufacturing of precision aerospace products since 1972, and has hands-on experience in all aspects of the business, from CNC programming and machining to production planning and control.

Jerry Hill has been our vice president of overhaul and repair operations since January 2004. He has operations experience in landing gear and hydraulics. Before joining us, Mr. Hill held operations management positions at Hawker Pacific Aerospace and Helicopter Accessory Service.

Lisa Higgins has been our vice president of finance since July 2006. From 2004 to 2006 she was the Controller at Maxxess Systems, Inc. (a private manufacturing company) in Anaheim, CA. From 1992 to 2004 she was a Senior Accountant for Odetics, Inc., now Iteris, Inc. (a publicly traded international manufacturing company) in Anaheim, California. From 1987 to 1992 she was an Accounting Manager at Hawker Pacific, Inc. She has an accounting degree from Vanguard University in Costa Mesa, California.

Committees

Since we only have one director, we do not have an audit or compensation committee.

Our sole board member does not possess all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of 4 people. We rely on the assistance of an outside financial consultant to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors, however, we are not, at this time, able to compensate such a person and therefore, we may find it difficult to attract such a candidate.

Compliance With Section 16(a) of Exchange Act


Section 16(a) of the Securities Exchange Act of 1934, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to the Company and written representations that no other reports were required, we believe that all individual filing requirements applicable to our directors and executive officers were complied with under Section 16(a) during 2006.


Code of Ethics

On November 12, 2004, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our employees, generally. A copy of our code of ethics is posted on our Web site.

ITEM 10. EXECUTIVE COMPENSATION


The following table sets forth compensation information for services rendered to us by certain executive officers (collectively, the Company's "Named Executive Officers") in all capacities, other than as directors, during the fiscal year ended December 31, 2006. Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 in such year. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                          Summary Compensation Table
---------------------------------------------------------------------------------------------------------------------
                                                                                Non-Equity
                                                                                 Incentive
   Name and Principal                                 Stock    Option/Warrant      Plan         All Other
        Position           Year  Salary    Bonus      Awards       Awards      Compensation    Compensation   Total
-------------------------  ----  --------  -------   --------  --------------  --------------  ------------  --------



Bruce Littell              2006  $300,000  $2,000    $ --      $ --             $ --           $ --          $302,000
  Chairman, Chief
Executive
  Officer and Chief
Financial
  Officer



Joseph Lucan               2006  $107,115  $2,000    $ --      $ --             $ --           $ --          $109,115
  Vice President -
Engineering




Jerry Hill                 2006  $110,000  $2,000    $ --      $ --             $ --           $ --          $112,000
  Vice President
-Overhaul and
  operations


No officer received perquisites and other personal benefits, securities, or property received in excess of 10% of his salary.

On December 15, 2005, Bruce Littell and we entered into an employment agreement pursuant to which Mr. Littell will act as our Chief Executive Officer. Unless terminated earlier in accordance with its terms, the Employment Agreement has a term of two years beginning on January 1, 2006 and ending on December 31, 2007, and the term will automatically extend for additional two-year terms unless notification is provided in accordance with the Employment Agreement. We will pay Mr. Littell an annual base salary of $300,000 for the first year of the Employment Agreement, and thereafter Mr. Littell's salary will be determined in the sole discretion of the Board of Directors of the Subsidiary. Mr. Littell's salary is unchanged for the year ended December 31, 2007 In the event that Mr. Littell's employment is terminated by Logistical without cause, Mr. Littell is entitled to receive a lump-sum severance payment in an amount equal to two year's salary then in effect at the time of termination.

In addition, in December 2006, we entered into employment agreements with four executives that total annual compensation of $405,115. The agreements have not been executed and include provisions for us to issue 100,000 common shares to the employees upon execution. All four employment agreements are for the term of one year.


Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers' equity-based compensation outstanding at the fiscal year ended December 31, 2006.

                                    Outstanding Equity Awards at Fiscal Year-End
---------------------------------------------------------------------------------------------------------------------

                                      Options Awards                                     Stock Awards
----------------------------------------------------------------------  ---------------------------------------------


                                                                                                              Equity
                                                                                                            Incentive
                                                                                                  Equity       Plan
                                                                                                 Incentive    Awards:
                                                                                                   Plan       Market
                                                                                                  Awards:       or
                                                                                                  Number      Payout
                                                                              Number                of        Value
                                             Equity                             of     Market    Unearned       of
                                           Incentive                          Shares   Value      Shares,    Unearned
                                              Plan                              or       of       Units       Shares,
                                             Awards:                          Units    Shares       or      Units, or
               Number of      Number of     Number of                           of       Or       Other       Other
               Securities    Securities    Securities                          Stock    Units     Rights      Rights
               Underlying    Underlying    Underlying                          That     That       That       That
               Unexercised   Unexercised   Unexercised   Option     Option    Have      Have       Have       Have
                 Options       Options      Unearned    Exercise  Expiration   Not       Not       Not         Not
Name           Exercisable  Unexercisable    Options     Price       Date     Vested   Vested     Vested       Vested
-----------    -----------  -------------  -----------  --------  ----------  ------  ---------  --------   ---------
                   (#)           (#)            (#)        ($)                  (#)      (#)       (#)         ($)

Bruce Littell    9,633,937             --           --   $  0.20    02/28/09      --         --        --   $      --

We do not have any plan or program for the grant of options, restricted stock or other equity-based incentives.


Director Compensation

We have no non-employee directors and our sole director does not receive any additional compensation for serving as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and discussion provides information as to the shares of common stock beneficially owned on December 31, 2006 by:

      o     each director;
      o     each officer named in the summary compensation table;
      o each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and all directors and executive officers as a group.

                                   Shares of Common          Percentage of
                                 Stock Beneficially           Outstanding
       Name                                   Owned          Common Stock
       -----                                  -----          -------------
Harry Lebovitz                           26,611,302                33.79%
956 Kagawa St.
Pacific Palisades, CA 90272

G. Scott Littell, trustee                18,077,365  (2)           22.96%
The Children's Trust of 1988
1452 2nd Street
Santa Monica, California 90401

Bruce Littell                             9,633,637  (1)           10.90%
19734 Dearborn Street                                (2)
Chatsworth, California 91311

Absolute Return Europe Fund               6,000,000  (3)           7.62%
Camin de Sarria 63
E-07010 Establishments
Spain

European Catalyst Fund                   11,600,000  (4)           14.73%
P.O. Box 1234
Georgetown
Grand Cayman Islands

Joseph Lucan                              3,105,666                3.94%

All directors and executive              30,816,668                34.87%
officers as a group (2
 individuals)


(1) Includes 9,633,637 warrants that have an exercise price of $0.20.

(2) Mr. G. Scott Littell is the brother of Bruce Littell. Mr. Bruce Littell's children are the beneficiaries of The Children's Trust of 1988. The shares beneficially owned by Bruce Littell do not include any shares which are owned by The Children's Trust of 1988, as to which Mr. Bruce Littell disclaims beneficial interest.

(3) Mr. Florian Homm has sole voting and dispositive power with respect to the securities owned by Absolute Return Europe Fund.

(4) Mr. Darius Parsi has sole voting and dispositive power with respect to the securities owned by European Catalyst Fund.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Effective June 1, 2005, we entered into a Separation Agreement with Mr. Harry Lebovitz, Hill Industries, Inc. ("Hill Industries") and Hill Industries, LLC ("Hill LLC"). Hill Industries and Hill LLC are entities owned and controlled by Mr. Lebovitz. Pursuant to the terms of the Separation Agreement, Mr. Lebovitz resigned effective immediately from our Board of Directors and effective July 1, 2005 he no longer served in any management or service role at the Company or its subsidiaries, Hill and Logistical.

In addition, we agreed to purchase from Mr. Lebovitz, or Hill Industries or Hill LLC (at our discretion) shares of our common stock owned by such persons at a price per share of $0.25 (the "Purchase Price"), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases were not to exceed $300,000 over a twelve-month period, resulting in our acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, we could cease such purchases and would have no obligation to resume them. As of June 30, 2006, we purchased 1,100,000 shares of common stock for $275,000. These 1,100,000 shares were retired upon repurchase. We ceased purchasing the stock after Harry Lebovitz filed a lawsuit against us.

ITEM 13. EXHIBITS

(a)   Exhibits

Exhibit
Number      Description of Exhibit
------      ------------------

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

10.1       Stock Exchange Agreement dated as of May 27, 2004 by and among the
            Registrant and the other parties listed therein (1)

10.2        Securities Purchase Agreement dated September 29, 2004 (3)

10.3        Form of Lock Up Agreement (3)

10.4        General Release and Settlement Agreement dated October 15, 2004 (4)

10.5 Settlement Agreement dated as of July 18, 2006 between Logistical Support, LLC and Triumph Engineered Solutions, Inc. (11)

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

10.12 Loan Sale Agreement between Logistical Support LLC and National Loan Investors L.P. (12)

21.1        List of subsidiaries (7)

31. Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


-----------------

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

(10) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference

(11) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 25, 2006, and incorporated herein by reference

(12) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 11, 2006, and incorporated herein by reference


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered accounting firm, AJ. Robbins, PC during the fiscal years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, and (iii) services rendered in connection with tax compliance, tax advice and tax planning. We did not engage our auditors for any other services during 2005.


                        December 31, 2006       December 31, 2005
                        -----------------       -----------------

Audit Fees                $  70,962               $    126,782
Audit Related Fees        $      --               $     26,719
Tax Fees                  $  12,500               $     34,648

                                  SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LOGISTICAL SUPPORT, INC.



                                     By:/s/ Bruce Littell
                                        ---------------------------------
                                        Bruce Littell
                                        Chairman, Chief Executive Officer,
                                        Chief Accounting Officer and Director


Dated:      April 2, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signature                             Title                                   Date
    ---------                             -----                                   ----




/s/Bruce Littell              Chairman, Chief Executive and Finacial Officer,       April 2, 2007
------------------------      (Principal executive, financial and
Bruce Littell                  accounting officer) and director

                    Logistical Support, Inc. and Subsidiary
                       Consolidated Financial Statements
                    Years Ended December 31, 2006 and 2005


                                   Contents

                                                                          Page
                                                                          ----



Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet as of December 31, 2006                     F-2

    Consolidated Statements of Operations for the years ended
       December 31, 2006 and 2005                                          F-3

    Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 2006 and 2005                                           F-4

    Consolidated Statements of Cash Flows for the years ended
      December 31, 2006 and 2005                                           F-5

    Notes to Consolidated Financial Statements                             F-6

                               AJ. ROBBINS, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS
                             216 SIXTEENTH STREET
                                   SUITE 600
                               DENVER, CO 80202



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Logistical Support, Inc. and Subsidiary
Chatsworth, California

We have audited the accompanying consolidated balance sheet of Logistical Support, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logistical Support, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ AJ Robbins PC
Certified Public Accountants

Denver, Colorado

March 22, 2007

                    Logistical Support, Inc. and Subsidiary
                          Consolidated Balance Sheet
                            As of December 31, 2006


                                                                  December 31,
                                                                      2006
                                                                  ------------

                                    ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                   $    484,414
      Accounts receivable, net of allowance for doubtful accounts      487,658
      of $13,972 Inventory                                              43,452
      Contract costs and estimated earnings in excess of billings    2,100,423
      Due from factor                                                  181,318
      Other current assets                                             105,886

                                                                  ------------
TOTAL CURRENT ASSETS                                                 3,403,151

PROPERTY AND EQUIPMENT, net                                            483,896

                                                                  ------------
TOTAL ASSETS                                                      $  3,887,047
                                                                  ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                            $    614,677
      Accrued Triumph settlement obligation, current portion           530,000
      Accrued payroll expenses                                         289,563
      Accrued expenses                                                 202,186
      Due to factor                                                    321,284
      Notes payable, current portion                                     4,955
      Capital lease obligations, current portion                        53,009
      Notes payable, related party                                     225,000

                                                                  ------------
TOTAL CURRENT LIABILITIES                                            2,240,674

ACCRUED TRIUMPH SETTLEMENT OBLIGATION, net of current portion          119,000
NOTES PAYABLE, net of current portion                                   10,242
CAPITAL LEASE OBLIGATIONS, net of current portion                       66,124
OTHER LONG-TERM LIABILITIES                                            113,335

                                                                  ------------
TOTAL LIABILITIES                                                    2,549,375
                                                                  ------------

COMMITMENT AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par value; 5,000,000 shares
        authorized; 0 shares issued and outstanding                         --
      Common stock, $0.001 par value; 100,000,000 shares
        authorized; 78,745,000 shares issued and outstanding            78,745
      Additional paid-in capital                                     3,153,778
      Due from officers/affiliates, net                               (114,307)
      Accumulated deficit                                           (1,780,544)

                                                                  ------------
TOTAL STOCKHOLDERS' EQUITY                                           1,337,672
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,887,047
                                                                  ============

 The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiary
                     Consolidated Statements of Operations
                For The Years Ended December 31, 2006 and 2005


                                                     Years Ended Decemeber 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

SALES
     Contract sales                                $  6,016,137    $  5,130,759
     Product sales                                      202,411         187,354

                                                   ------------    ------------
     TOTAL SALES                                      6,218,548       5,318,113
                                                   ------------    ------------

COST OF SALES
     Contract sales                                   4,696,001       4,375,238
     Product sales                                       86,135         103,115

                                                   ------------    ------------
     TOTAL COST OF SALES                              4,782,136       4,478,353
                                                   ------------    ------------

GROSS PROFIT                                          1,436,412         839,760
                                                   ------------    ------------

OPERATING EXPENSES
     General and administrative expenses              1,171,524       1,646,845
     Sales and marketing                                212,639         198,401

                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              1,384,163       1,845,246
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                            52,249      (1,005,486)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                        85,804          38,157
     Gain on extinguishment of debt                          --          50,132
     Gain on settlement with NLI                        143,398              --
     Interest expense                                   (52,965)        (10,858)
     Loss on Triumph settlement                              --        (257,892)
     Provision for related party receivables, net       (25,800)       (587,254)
     Other expense                                      (66,945)        (99,144)

                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                             83,492        (866,859)
                                                   ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         135,741      (1,872,345)

PROVISION (BENEFIT) FOR INCOME TAXES                         --         (37,668)
                                                   ------------    ------------

NET INCOME (LOSS)                                  $    135,741    $ (1,834,677)
                                                   ============    ============

EARNINGS (LOSS) PER SHARE:
     BASIC                                         $       0.00    $      (0.03)
                                                   ============    ============
     DILUTED                                       $       0.00    $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                           74,917,055      72,030,479
                                                   ============    ============
     DILUTED                                         76,905,405      72,030,479
                                                   ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
                For The Years Ended December 31, 2006 and 2005


                                                                                                         Retained
                                          Common Stock        Additional    Due From                     Earnings/      Total
                                    -----------------------    Paid-in      Officers/    Prepaid      (Accumulated   Stockholders'
                                     Shares        Amount      Capital     Affiliates   Consulting       Deficit)       Equity
                                   -----------  -----------  -----------  -----------  -------------  -------------  -------------

Balance, December 31, 2004          72,245,000       72,245    3,271,707     (604,697)            --        (81,608)     2,657,647

Officer receivables
   charged to salaries                      --           --           --      183,084             --             --        183,084

Provision for advances to
   officers/affiliates                      --           --           --      268,793             --             --        268,793

Advances to officers/
   affiliates                               --           --           --      (75,455)            --             --        (75,455)

Repurchase of common stock
   from related party                 (700,000)        (700)    (174,300)          --             --             --       (175,000)

Fair value of warrants to
   consultants                              --           --       11,571           --        (11,571)            --              0

Amortization of prepaid
   consulting                               --           --           --           --          5,785             --          5,785

Net loss                                    --           --           --           --             --     (1,834,677)    (1,834,677)

                                   -----------  -----------  -----------  -----------  -------------  -------------  -------------
Balance, December 31, 2005          71,545,000       71,545    3,108,978     (228,275)        (5,786)    (1,916,285)     1,030,177

Provision for advances to
   officers/affiliates                      --           --           --      113,968             --             --        113,968

Repurchase of common stock
   from related party                 (400,000)        (400)     (99,600)          --             --             --       (100,000)

Exercise of warrants for
   cash                              7,600,000        7,600      144,400           --             --             --        152,000

Amortization of prepaid
   consulting                               --           --           --           --          5,786             --          5,786

Net income                                  --           --           --           --             --        135,741        135,741

                                   -----------  -----------  -----------  -----------  -------------  -------------  -------------
Balance, December 31, 2006          78,745,000  $    78,745  $ 3,153,778  $  (114,307) $          --  $  (1,780,544) $   1,337,672
                                   ===========  ===========  ===========  ===========  =============  =============  =============

 The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                For The Years Ended December 31, 2006 and 2005


                                                                         Years Ended Decemeber 31,
                                                                        ---------------------------
                                                                            2006           2005
                                                                        ------------   ------------

CASH FLOW FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                                                    $    135,741   $ (1,834,677)
   Adjustment to reconcile net income (loss) to net cash
     (used in) operating activities:
       Depreciation expense                                                   84,276        128,805
       Provision for related party receivables, net                           25,800        268,793
       Loss on assumption of guaranteed debt of related party                     --        318,461
       Officer receivable charged to salaries                                     --        183,084
       Loss on Triumph settlements                                                --        257,892
       (Gain) on extinguishment of debt                                     (143,398)       (50,132)
       Other long-term liabilities                                           (38,335)        75,000
       Amortization of fair value of warrants issued to consultants            5,786          5,785
       Gain on write-off of liabilities                                       (9,143)            --
   Changes in operating assets and liabilities:
     Other receivables                                                        10,523          7,477
     Accounts receivable                                                      28,082        133,034
     Due from officers/affiliates                                             88,168        (75,455)
     Inventory                                                                59,439        (15,224)
     Contract costs                                                         (120,797)       285,323
     Due from factor                                                        (181,318)            --
     Other current assets                                                    (40,842)       (55,819)
     Accounts payable                                                       (114,331)       249,663
     Accrued Triumph settlement obligation                                  (301,000)            --
     Accrued expenses                                                        324,665       (149,665)
     Guaranteed obligation of related party                                 (200,000)            --
     Deferred taxes                                                               --        (37,668)

                                                                        ------------   ------------
Net cash (used in) operating activities                                     (386,684)      (305,323)
                                                                        ------------   ------------

CASH FLOW (TO) INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (59,070)      (103,926)

                                                                        ------------   ------------
Net cash (used in) investing activities                                      (59,070)      (103,926)
                                                                        ------------   ------------

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
   Proceeds from the exercise of warrants                                    152,000
   Proceeds (Repayments) of  factoring receivables, net                      321,284       (157,154)
   Proceeds from the issuance of notes payable to related party              225,000             --
   Repurchase of common stock from a related party                          (100,000)      (175,000)
   Payments on capital lease obligations                                     (45,088)       (24,910)
   Payments on notes payable                                                 (10,244)       (49,239)

                                                                        ------------   ------------
Net cash provided by (used in) financing activities                          542,952       (406,303)
                                                                        ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           97,198       (815,552)

CASH AND CASH EQUIVALENTS, Beginning of year                                 387,216      1,202,768
                                                                        ------------   ------------

CASH AND CASH EQUIVALENTS, End of year                                  $    484,414   $    387,216
                                                                        ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

   Interest paid                                                        $     52,965   $     10,858
                                                                        ============   ============
   Income taxes paid                                                    $         --   $     14,162
                                                                        ============   ============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Capital lease obligations                                            $     40,220   $     77,600
                                                                        ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


Note 1 - Organization and Significant Accounting Policies

      Organization and Line of Business
      ---------------------------------

      Logistical Support, Inc. (the "Company") was created as a result of a business combination between Bikini Team International ("Bikini"), Logistical Support, LLC ("Logistical") and Hill Aerospace & Defense, LLC ("Hill"). Logistical is a California limited liability company formed on January 29, 1997. Hill was a California limited liability company formed on November 19, 1997. Logistical and Hill were two entities under common control. On March 31, 2006, Hill merged into Logistical. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. ("Bikini"), a publicly traded company. Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. (the "Company"). Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

      The Company has a manufacturing facility located in Chatsworth, California. It manufactures, overhauls, repairs and sells military spare parts under government contracts. The Company's primary customer is the United States Government.

      Basis of Presentation
      ---------------------

      The accompanying consolidated financial statements have been prepared in conformity with and in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2005, the Company incurred a substantial loss. Going into 2006, the Company's backlog approximated $12 million. Through December 31, 2006 the Company shipped and billed approximately $6 million. The Company has changed its focus to bidding on overhaul and repair solicitations, which is the area that the Company has the most expertise and these orders are generally more profitable.

      In March the Company canceled its consignment agreement with Hill Industries, Inc., a related party and in June, the Company reduced its overhead by consolidating its operations into one facility.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005




      Consolidated Financial Statements
      ---------------------------------

      The accompanying consolidated financial statements include the accounts of the Company and Logistical. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

      Stock Based Compensation to Employees
      -------------------------------------


      The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board ("FASB") Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the year ended December 31, 2006. As of December 31, 2006, there were no options outstanding.

      Stock Based Compensation to Other than Employees
      ------------------------------------------------

      The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.


      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2006, the Company used estimates in determining the realization of its accounts receivable and inventory, valuation of contract costs in excess of billings and recognition of revenue based on a percentage of completion. Actual results could differ from these estimates.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


      Risks and Uncertainties
      -----------------------

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

      Fair Value of Financial Instruments
      -----------------------------------

      For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

      Cash and Cash Equivalents
      -------------------------

      For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, and all certificates of deposit.

      Concentration of Credit Risk
      ----------------------------

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has not experienced a loss in such accounts. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company's principal customer is the United States government which accounted for 96.6% and 96.5%of the Company's sales for the years ended December 31, 2006 and 2005, respectively. Management does not believe significant credit risk existed at December 31, 2006.

      Inventory
      ---------

      Inventory is principally parts and is stated at the lower of cost or market utilizing the first-in, first-out method.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


      Contract Costs/Contract Billings
      --------------------------------

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

      Property and Equipment
      ----------------------

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

      Revenue Recognition
      -------------------

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

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


      Impairment of Long-Lived Assets
      -------------------------------

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

      Income Taxes
      ------------

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

      Earnings (Loss) Per Share
      -------------------------


      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings
      (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 and 17,653,937 common equivalent shares outstanding at December 31, 2006 and 2005, respectively. The Company had a net loss for the year ended December 31, 2005. Accordingly, the diluted per share amounts do not reflect the impact of warrants because the effect of each is antidilutive.


      The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".


                                          Logistical Support, Inc. and Subsidiary
                                        Notes to Consolidated Financial Statements
                                      For the Years Ended December 31, 2006 and 2005


                                                                         Year Ended Decemeber 31,
                                                  --------------------------------------------------------------------------
                                                                  2006                                    2005
                                                  ----------------------------------     -----------------------------------
                                                                                Per                                   Per
                                                      Income       Shares      Share         Loss         Shares     Share

Basic earnings (loss)  per share

Net income (loss)                                 $      135,741                         $   (1,834,677)
                                                  ==============                         ==============

Weighed shares outstanding                                        74,917,055

                                                                              ---------                              -------
                                                                              $    0.00                              $ (0.03)
                                                                              =========                              =======

Diluted earnings (loss) per share

Net income (loss)                                 $      135,741                         $   (1,834,677)
                                                  ==============                         ==============

Weighed shares outstanding                                        74,917,055                             72,030,479
Effect of dilutive securities

  Warrants                                                         1,988,350                                     --
                                                                  ----------                             ----------
                                                                  76,905,405                             72,030,479
                                                                  ==========                             ==========

                                                                              ---------                              -------
                                                                              $    0.00                              $ (0.03)
                                                                              =========                              =======

      Comprehensive Loss
      ------------------

      SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2006 and 2005, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders equity the change in comprehensive loss.

      Reclassification
      ----------------

      Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.


      Recently Issued Accounting Pronouncements
      -----------------------------------------

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


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

      In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
      Statement:

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

      In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


      In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management has determined that this statement is not applicable to the Company.

      In June 2006 FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109." Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it does not currently anticipate it will have a material impact on the Company's consolidated financial statements.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


Note 2 - Due From Officers/Affiliates

      Due from officers/affiliates at December 31, 2006 and 2005 of $114,307 and $228,275 is principally advances made to certain of the Company's executives and to certain companies that are owned or partially owned by individuals who had a membership interest in the Company. These advances are non-interest bearing and are payable upon the demand of the Company.

      As of December 31, 2005, the Company established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz for the full amount of $587,254. During 2006 the Company made $25,800 in cash payments to third parties under terms of existing agreements on behalf of the Lebovitz controlled entities. A provision for loss of those amounts has been provided and correspondingly added to the allowance for net receivables. The amount of the allowance account at December 31, 2006 is $ 613,054.


Note 3 - Contract Costs

      Contract costs at December 31, 2006 consisted of the following:


            Contract cost incurred, including
              estimated profit                       $ 15,435,208
            Less: amounts billed                      (13,334,785)
                                                     ------------
                                                     $  2,100,423
                                                     ============


      Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

            Contract costs in excess of billings     $  2,100,423
            Billings in excess of contract costs               --
                                                     ------------
                                                     $  2,100,423
                                                     ============

      The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments, up to the total amount of progress payment outstanding. As of December 31, 2006, total amount of progress payment outstanding was $200,096. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


      During the years ended December 31, 2006 and 2005, there were no significant differences in the Company's estimated profits on contracts as reported in prior year financial statements and the actual results, except for several contracts previously related to Triumph litigation and certain other contracts. The loss recognized in 2006 and 2005 related to these Triumph contracts were approximately $62,000 and $264,000, respectively. Losses from other contracts in 2006 and 2005 totaled approximately $134,000 and $159,000, respectively.

Note 4 - Property and Equipment

      The cost of property and equipment at December 31, 2006 consisted of the following:

            Machinery and equipment                           $    327,836
            Test Equipment                                         334,544
            Automobiles                                             54,491
            Office equipment                                        92,476
                                                              ------------
                                                                   809,347
            Less accumulated depreciation and amortization        (325,451)
                                                              ------------

                                                              $    483,896
                                                              ============

      Depreciation expense for the years ended December 31, 2006 and 2005 was $84,276 and $128,805 , respectively.


Note 5 - Notes Payable, Related Party

      During December 2006 the Company borrowed $225,000 from the Hunter Fund an entity controlled by a greater than five percent shareholder of the Company. The note is secured by all of the assets of the Company, not previously given as collateral. The Company paid a placement fee of $22,500 in connection with the note that is being amortized over the term of the loan. The note including the principal and interest at the rate of 10% is due in June, 2007.


Note 6 - Notes Payable

      Notes payable at December 31, 2006 were as follows:

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005



              Note payable to bank, collateralized by
              automobile, interest at 8.5% per annum,
              monthly principal and interest of $446,
              note due January 2010.                       14,531

              Other                                           666
                                                       ----------
                                                           15,197
              Less: current portion                        (4,955)
                                                       ----------
                                                       $   10,242
                                                       ==========


      Principal payments on these notes payable are as follows:

            Year ending December 31,
               2007                                    $    4,955
               2008                                         4,669
               2009                                         5,130
               2010                                           443
                                                       ----------

                                                       $   15,197
                                                       ==========


Note 7 - Guaranteed Obligation of Related Party

      The Company was one of six guarantors who have guaranteed the debt of Hill Industries, Inc. ("Hill Industries"), an affiliated company. The debt of Hill Industries arose from a note payable issued to a financial institution in 1999. The Company was making the required interest payments on this debt, but ceased making such payments in May 2006. Consequently, National Loan Investors ("NLI"), the finance company that made the original loan to Hill Industries, discovered that the modification of the original note agreement dated January 25, 2005 was not executed by Hill Industries because of its not having been in good standing with the state of California. This in turn made the note modification of January 25, 2005 ineffective which resulted in the acceleration of the balance due. It was not until NLI's investigation was it known by both the Company and NLI that Hill Industries did not execute the note.

      On December 5, 2006, the Company entered into a Loan Sale Agreement with NLI pursuant to which the Company agreed to purchase from NLI all rights of NLI to the promissory note of Hill Industries. The balance due on the Note was $338,365, representing $313,381 in principal, $17,928 in accrued interest, $935 in late charges and $3,120 in legal fees. The purchase price for the Note was $200,000 and was paid in full on December 28, 2006. The Company recognized a gain on the settlement of this note of $143,398.

Note 8 - Due from and Due to Factor


      The Company has an agreement with Wells Fargo Business Credit Services (f/k/a Commerce Funding Corporation) ("Wells") for the financing of its accounts receivable. The interest rate on this financing agreement is 9.25% at December 31, 2006. The maximum amount to be advanced under this agreement is $1 million. Wells has agreed to loan up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". At December 31, 2006, the Company had $321,284 outstanding under this agreement. At December 31, 2006 Wells had collected an additional $181,318 of the Company's accounts receivable that had not been placed through the factoring agreement and was holding those funds for the benefit of the Company and is reported as Due From Factor on the Company's balance sheet.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


Note 9 - Stockholders' Equity

      Repurchase of Common Stock
      --------------------------

      Effective June 1, 2005, the Company entered into a Separation Agreement by and between the Company, Logistical and Mr. Harry Lebovitz, Hill Industries, Inc. ("Hill Inc")and Hill Industries, LLC ("Hill LLC"). Hill Inc and Hill LLC are entities owned and controlled by Mr. Lebovitz. Pursuant to the terms of the Separation Agreement, Mr. Lebovitz resigned effective immediately from the Board of Directors of the Company and effective July 1, 2005 he no longer served in any management or service role at the Company or its subsidiary, Logistical.

      In addition, the Company agreed to purchase from Mr. Lebovitz, or Hill Inc or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the "Purchase Price"), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases shall not exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company may cease such purchases and would have no obligation to resume them. As of December 31, 2006, the Company purchased 1,100,000 shares of common stock for $275,000. These 1,100,000 shares were retired upon repurchase.

      The Company ceased purchasing the stock after Harry Lebovitz filed the lawsuit disclosed in Note 12.

      Warrants
      --------

      On September 29, 2005, the Company entered into an agreement with Hawk Associates, Inc. to provide investor relations, financial media relations and other appropriate consulting and advisory services for a period of six months. In connection with this agreement the Company issued to Hawk Associates, 20,000 warrants to purchase shares of the Company's common stock at $1.30 per share. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.0%, a dividend yield of 0% and volatility of 45%. The value of these warrants of $11,571 was amortized into expense over the six month term of the agreement.

      Exercise of Warrants
      --------------------

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


      On July 6, 2006, the Company reduced the exercise price from $0.25 to $0.02 on 8,000,000 warrants held by Hunter World Markets. On July 10, 2006, Hunter World Markets exercised 7,600,000 of these warrants that resulted in gross proceeds to the Company of $152,000.

      The following table summarizes the warrants outstanding:

                                                        Weighted
                                                        Average
                                                        Exercise
                                          Warrants       Price
                                         ----------    ----------

        Balance, December 31, 2004       17,633,937    $     0.22

          Granted                            20,000    $     1.30
                                         ----------

        Balance, December 31, 2005       17,653,937    $     0.22

           Exercised                     (7,600,000)   $     0.02
                                         ----------

        Balance, December 31, 2006       10,053,937    $     0.20
                                         ==========

        Exercisable, December 31, 2006   10,053,937    $     0.20
                                         ==========


      The weighted average remaining contractual life of warrants outstanding is 2.16 years at December 31, 2006. The intrinsic value of warrants outstanding at December 31, 2006 was $172,339. The exercise prices for the warrants outstanding at December 31, 2006 were as follows:

                          Number of            Exercise
                           Warrants             Price
                         ------------          ---------

                             400,000            $  0.02

                           9,633,937            $  0.20

                              20,000            $  1.30
                         -----------

                          10,053,937
                         ===========



Note 10 - Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 are as follows:

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


            Deferred tax assets:
                 Allowance for doubtful accounts            $    250,953
                 Accrued compensation                             36,701
                 Net operating loss carryforward                 774,780
                                                            ------------
            Total deferred tax assets                          1,062,434
                 Less valuation allowance                       (688,462)
                                                            ------------
                                                                 373,972
            Deferred tax liabilities:
                 Depreciation and amortization, net              (51,616)
                 Contract revenue                               (322,356)
                                                            ------------
            Net deferred tax liability                      $         --
                                                            ============

      The Components of deferred income tax expense (benefit) are as follows:

                                     December 31,  December 31,
                                        2006          2005
                                     ------------  ------------


            Accrued compensation           (4,760) $    (27,326)
            Net operating loss
               carryforward/back         (161,528)     (613,252)
            Allowance for Doubtful
            Accounts                       (9,816)     (241,137)

            Legal Settlement              103,157      (103,157)
            Depreciation &
            Amortization, net               1,350        50,265

            Contract revenue              161,973       100,908
                                     --------------------------
                Total
                                           90,376      (833,699)
              Increase (decrease)
            in valuation allowance        (90,376)      796,031
                                     ------------  ------------

            Income tax  (benefit)    $         --  $    (37,668)
                                     ============  ============







      Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


                                          December 31,    December 31,
                                             2006            2005
                                         ------------    ------------

Tax expense at federal statutory rates   $     46,438    $   (633,780)
Settlement of debt                            (51,864)          2,192
Contract revenue                             (137,677)        (85,771)
Accrued legal settlement                           --          87,683
Allowance for doubtful
   receivables                                  8,223         204,966
Other                                         (31,936)         (8,198)
Net operating loss carryforward               166,816         435,100
                                         ------------    ------------

                                         $         --    $         --
                                         ============    ============


      At December 31, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $1,937,000 and $1,937,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years through 2025. State NOLs, if unused, could expire in varying amounts through 2019.


Note 11 - Related Party Transactions

      On November 30, 2004, the Company entered into a consignment agreement with Hill Inc, a related party, whereby Hill Inc will deliver products to the Company to be sold on a consignment basis. The Company had consignment sales under this agreement during the years ended December 31, 2006 and 2005 of $61,367 and $26,629, respectively. This agreement was terminated in March 2006.


Note 12 - Commitments and Contingencies

      Litigation
      ----------


      The Company has been in litigation with Triumph Components-Arizona, Inc. ("Triumph") since 2003. On July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties have agreed to settle their disputes arising from a prior settlement agreement between the parties. Under the new settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining unpaid balance of $649,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet. In connection with the settlement agreement. Triumph has a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


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


      The Company has filed a cross-complaint against Harry Lebovitz, Hill
      Inc, and other related entities, and seeks damages for breach of fiduciary, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice.


      On June 30, 2006 the Company was evicted from its leased Eton facility and the property was turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against the Company.


      On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of NLI that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note.


      In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At December 31, 2006, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.


      Employment Agreements
      ---------------------


      On December 15, 2005, Logistical and Bruce Littell entered into an employment agreement pursuant to which Mr. Littell will act as Logistical's Chief Executive Officer. Unless terminated earlier in accordance with its terms, the Employment Agreement has a term of two years beginning on January 1, 2006 and ending on December 31, 2007, and the term will automatically extend for additional two-year terms unless notification is provided in accordance with the Employment Agreement. Logistical will pay Mr. Littell an annual base salary of $300,000 for the first year of the Employment Agreement, and thereafter Mr. Littell's salary will be determined in the sole discretion of the Board of Directors of the Subsidiary. Mr. Littell's salary is unchanged for the year ended December 31, 2007. In the event that Mr. Littell's employment is terminated by Logistical without cause, Mr. Littell is entitled to receive a lump-sum severance payment in an amount equal to two year's salary then in effect at the time of termination.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


      In addition, in December 2006, the Company entered into employment agreements with four executives that total annual compensation of $405,115. The agreements have not been executed and include provisions for the Company to issue 100,000 common shares to the employees upon execution. All four employment agreements are for the term of one year.


      Other Long-Term Liabilities
      ---------------------------

      Other long-term liabilities consist of a provision for parts and materials related to one contract completed in 2000 of $113,335.

      Leases
      ------

      The Company leases a 14,600 square foot office building in Chatsworth, California under an operating lease agreement that expires in May 2007. The lease provides for current monthly lease payments of $9,780 increasing over the term of the lease and has been extended on a month to month basis beginning in June 2007. The Company also leases office equipment and an automobile under non-cancelable operating leases. In addition, the Company leases office equipment under capital lease obligations.

      Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:
                                                         Capital    Operating
                                                         Leases       Leases
                                                      ------------  ----------
          Year ending December 31,
          2007                                        $     63,178  $   49,900
          2008                                              53,619          --
          2009                                              11,950          --
          2010                                               8,963          --
                                                      ------------  ----------

          Net Minimum Lease Payments                       137,710  $   49,900
                                                      ------------  ==========

          Less: Amounts Representing Interest and
              Sales Tax                                    (18,577)
                                                      ------------

          Present Value of Net Minimum Lease Payments      119,133
          Less: Current Portion                            (53,009)
                                                      ------------

          Long-Term Portion                           $     66,124
                                                      ============

      The Company incurred rent expense of $239,613 and $261,619 for the years ended December 31, 2006 and 2005, respectively. Depreciation expense for the assets under capital leases was $44,802 and $20,700 for the years ended December 31, 2006 and 2005, respectively. The cost and accumulated amortization of the assets under capital lease obligations are$176,356 and $152,600, respectively, at December 31, 2006.

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


Note 13 - Subsequent Events


      On February 6, 2007, the Company received an order of approximately $4,500,000 from the US Army Aviation & Missile Command for overhauling the Utility Pump Module Assembly used on the UH-60 helicopter.


      Effective January 1, 2007, the Company adopted a 401(k) plan.