Form 10QSB
period 2007-03-31
Logistical Support, Inc
filed 2007-05-08
CIK 1158486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2007 - 78,845,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LOGISTICAL SUPPORT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Logistical Support, Inc. and Subsidiary
Consolidated Balance Sheet

March 31,
2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$135,345
Accounts receivable, net of allowance for doubtful accounts of $13,972	659,280
Inventory	44,547
Contract costs and estimated earnings in excess of billings	2,033,458
Other current assets	139,816

TOTAL CURRENT ASSETS	3,012,446

PROPERTY AND EQUIPMENT, net	510,373

TOTAL ASSETS	$3,522,819

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$505,168
Accrued Triumph settlement obligation	529,000
Accrued payroll expenses	322,539
Accrued expenses	205,110
Due to factor	24,715
Notes payable, current portion	4,486
Capital lease obligations, current portion	54,418
Note payable, related party	225,000

TOTAL CURRENT LIABILITIES	1,870,436

NOTES PAYABLE, net of current portion	9,063
CAPITAL LEASE OBLIGATIONS, net of current portion	54,194
OTHER LONG-TERM LIABILITIES	113,335

TOTAL LIABILITIES	2,047,028

COMMITMENT AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 78,745,000 shares issued and outstanding	78,745
Additional paid-in capital	3,153,778
Due from officers/affiliates, net	(114,307)
Accumulated deficit	(1,642,425)

TOTAL STOCKHOLDERS' EQUITY	1,475,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,522,819

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)

SALES
Contract sales	$1,800,237	$1,433,523
Product sales	13,068	84,029

TOTAL SALES	1,813,305	1,517,552

COST OF SALES
Contract sales	1,317,981	1,008,704
Product sales	1,936	6,340

TOTAL COST OF SALES	1,319,917	1,015,044

GROSS PROFIT	493,388	502,508

OPERATING EXPENSES
General and administrative expenses	254,516	246,948
Sales and marketing	46,460	65,448

TOTAL OPERATING EXPENSES	300,976	312,396

INCOME FROM OPERATIONS	192,412	190,112

OTHER INCOME (EXPENSE)
Other income	949	14,576
Interest expense	(15,748)	(13,971)
Other expense	(39,494)	(26,375)

TOTAL OTHER INCOME (EXPENSE)	(54,293)	(25,770)

INCOME BEFORE PROVISION FOR INCOME TAXES	138,119	164,342

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$138,119	$164,342

EARNINGS PER SHARE:
BASIC	$0.00	$0.00
DILUTED	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	78,745,000	71,395,000
DILUTED	80,081,661	71,395,000

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
For The Three Months Ended March 31, 2007
(unaudited)

					Retained
			Additional	Due From	Earnings/	Total
	Common Stock		Paid-in	Officers/	(Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit)	Equity

Balance, December 31, 2006	78,745,000	$78,745	$3,153,778	$(114,307)	$(1,780,544)	$1,337,672

Net income	-	-	-	-	138,119	138,119

Balance, March 31, 2007	78,745,000	$78,745	$3,153,778	$(114,307)	$(1,642,425)	$1,475,791

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOW FROM (TO) OPERATING ACTIVITIES:
Net income	$138,119	$164,342
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation expense	25,896	21,974
Amortization of fair value of warrants issued to consultants	-	5,786
Gain on write-off of liabilities	-	(9,143)
Changes in operating assets and liabilities:
Other receivables	-	3,000
Accounts receivable	(171,622)	160,225
Due from officers/affiliates	-	72,173
Inventory	(1,095)	21,910
Contract costs	66,965	(430,660)
Due from factor	181,318	-
Other current assets	(33,930)	(20,001)
Accounts payable	(109,509)	15,302
Accrued Triumph settlement obligation	(120,000)	-
Accrued expenses	35,900	68,686

Net cash provided by operating activities	12,042	73,594

CASH FLOW (TO) INVESTING ACTIVITIES:
Purchase of property and equipment	(52,373)	(12,721)

Net cash (used in) investing activities	(52,373)	(12,721)

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
Proceeds (Repayments) of factoring receivables, net	(296,569)	117,286
Repurchase of common stock from a related party	-	(75,000)
Payments on capital lease obligations	(10,521)	(10,425)
Payments on notes payable	(1,648)	(5,657)

Net cash provided by (used in) financing activities	(308,738)	26,204

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(349,069)	87,077

CASH AND CASH EQUIVALENTS, Beginning of period	484,414	387,216

CASH AND CASH EQUIVALENTS, End of period	$135,345	$474,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$3,556	$13,971
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and Logistical Support, LLC (“Logistical”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2007, the Company used estimates in determining the realization of its accounts receivable and inventory, valuation of contract costs in excess of billings and recognition of revenue based on a percentage of completion. Actual results could differ from these estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the three months ended March 31, 2007. As of March 31, 2007, there were no options outstanding.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Based Compensation to Other than Employees
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Note 2 - Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 and 17,633,937 warrants outstanding at March 31, 2007 and 2006, respectively. As of March 31, 2006, the 17,653,937 warrants resulted in no additional common stock equivalents as the average of the Company's stock price for the three months ended March 31, 2006 was less than the exercise price of the warrants. Accordingly, the diluted per share amounts do not reflect the impact of the warrants because the effect is antidilutive. As of March 31, 2007, the 10,053,937 warrants resulted in additional common stock equivalents of 1,336,661.
The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

	Three Months Ended March 31,
	2007			2006
			Per			Per
	Income	Shares	Share	Loss	Shares	Share

Basic earnings per share

Net income	$138,119			$164,342

Weighed shares outstanding		78,745,000			71,395,000

			$0.00			$0.00

Diluted earnings per share

Net income	$138,119			$164,342

Weighed shares outstanding		78,745,000			71,395,000
Effect of dilutive securities
Warrants		1,336,661			-
		80,081,661			71,395,000

			$0.00			$0.00

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Due From Officers/Affiliates

Due from officers/affiliates at March 31, 2007 of $114,307 is principally advances made to certain of the Company's executives and to certain companies that are owned or partially owned by individuals who had a membership interest in the Company. These advances are non-interest bearing and are payable upon the demand of the Company.

Note 4 - Contract Costs

Contract costs at March 31, 2007 consisted of the following:

Contract cost incurred, including estimated profit	$10,019,534
Less: amounts billed	(7,986,076)
$2,033,458

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

Contract costs in excess of billings	$2,033,458
Billings in excess of contract costs	(-)
$2,033,458

The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments, up to the total amount of progress payment outstanding. As of March 31, 2007, the total amount of progress payments outstanding was $200,096. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

Note 5 - Property and Equipment

The cost of property and equipment at March 31, 2007 consisted of the following:

Machinery and equipment	$342,645
Test equipment	370,982
Automobiles	54,491
Office equipment	93,602
861,720
Less accumulated depreciation and amortization	(351,347)

$510,373

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation expense for the three months ended March 31, 2007 and 2006 was $25,896 and $21,974, respectively

Note 6 - Note Payable, Related Party
During December 2006 the Company borrowed $225,000 from the Hunter Fund an entity controlled by a greater than five percent shareholder of the Company. The note is secured by all of the assets of the Company, not previously given as collateral. The Company paid a placement fee of $22,500 in connection with the note that is being amortized over the term of the loan. The note including the principal and interest of $22,500 is due in June, 2007.

Note 7 - Notes Payable

Notes payable at March 31, 2007 were as follows:

Note payable to bank, collateralized by automobile, interest at 8.5% per annum, monthly principal and interest of $446, note due January 2010.	13,444
Other	105
13,549
Less: current portion	(4,486)
$9,063

Note 8 - Due to Factor

The Company has an agreement with Wells Fargo Business Credit Services (f/k/a Commerce Funding Corporation) ("Wells") for the financing of its accounts receivable. The interest rate on this financing agreement is prime plus 1% (9.25% at March 31, 2007). The maximum amount to be advanced under this agreement is $1 million. Wells has agreed to loan up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". At March 31, 2007, the Company had $24,715 outstanding under this agreement.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 - Stockholders’ Equity

Repurchase of Common Stock

Effective June 1, 2005, the Company entered into a Separation Agreement by and between the Company, Hill Aerospace & Design, LLC (“Hill”), Logistical and Mr. Harry Lebovitz, Hill Industries, Inc. (“Hill Inc.”) and Hill Industries, LLC (“Hill LLC”). Hill Inc. and Hill LLC are entities owned and controlled by Mr. Lebovitz. Pursuant to the terms of the Separation Agreement, Mr. Lebovitz resigned effective immediately from the Board of Directors of the Company and effective July 1, 2005 he no longer served in any management or service role at the Company or its subsidiaries, Hill and Logistical.

In addition, the Company agreed to purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the “Purchase Price”), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases were not to exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company could cease such purchases and would have no obligation to resume them. During the three months ended March 31, 2006, the Company repurchased a total of 300,000 shares for $75,000. The Company ceased purchasing the stock after Harry Lebovitz filed the lawsuit against the Company in April 2006.

Note 10 - Commitments and Contingencies

Litigation

The Company had been in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, whereon July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining unpaid balance of $529,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet. Triumph has a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements.

On March 14, 2006, the Company canceled a consignment agreement with Hill Inc. On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, the Company, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) the Company failed to remit amounts due under a consignment agreement with Hill Inc.; and (3) the Company failed to provide an accounting for amounts that Mr. Lebovitz loaned to Logistical. Mr. Lebovitz was seeking compensatory and punitive damages as well as attorney fees. The Company believes that such claims are without merit and plans to vigorously defend itself against such claims.

The Company filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. The Company believes that it is highly likely that Mr. Lebovitz will refile his complaint.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 30, 2006 the Company was forcefully evicted from its leased Eton facility and the property turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against the Company.

On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors (“NLI”) that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note.

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At March 31, 2007, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

Note 11 - Subsequent Events

On April 19, 2007, the Company issued a total of 100,000 shares of it common stock to two employees as part of their compensation The value of these shares was determined by taking the Company’s stock price on the date of issuance times the number of shares issued to each employee.

Item 2. Management's Discussion and Analysis or Plan of Operations

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual consolidated financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Our acquisition in May 2004 was treated as a reverse acquisition with the effect of Logistical Support, LLC and Hill Aerospace & Defense, LLC (“Hill”) being treated as the acquiring party for accounting purposes and the acquisition being treated as a recapitalization. Hill Aerospace & Defense, LLC was merged into Logistical Support, LLC on March 31, 2006.

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

During 2003, we had a dispute with Triumph, one of our contractors. As a result of the problems with Triumph, we incurred substantial legal fees, unanticipated costs in reworking of parts as well as delays in delivery. In addition to the costs we incurred, our performance record with the United States Government was affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, estimated profits on long-term contracts, revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Contract Costs

For each of our contracts we determine our costs and our estimated profit. Estimated profits are based on our historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of our estimated overhead. Most of our government contracts do not provide for progress payments. As a result, we have no billing for those contracts until the acceptance and delivery of the finished products and we have significant amount shown on our balance sheet as costs and estimated profit in excess of billings. Although reflected as a current asset, there may be a considerable delay between the time the costs are incurred and the actual billing. To a significantly lesser extent, we have contracts that do provide for interim payments. To the extent that the payments exceed our costs and estimated profit, that amount is reflected as a current liability. The actual results could differ significantly from our estimates and these differences could be material to our financial statements. We account for the change in estimate in the period of change, so that the balance sheet at the end of the period of change and the accounting for revenue recognition in subsequent periods are as they would have been if the revised estimate had been the original estimate.

RESULTS OF OPERATIONS

Three months Ended March 31, 2007 Compared to Three months Ended March 31, 2006

Our revenue for the three months ended March 31, 2007 was $1,813,305 an increase of $295,753 or 19.5% from $1,517,552 for the three months ended March 31, 2006. The increase in revenue is primarily due to an increase in deliveries of overhaul contracts and the hoist manufacture contract.

Our cost of sales for the three months ended March 31, 2007 increased by $304,873 or 30.0% from $1,015,044 for the three months ended March 31, 2006 to $1,319,917 for the three months ended March 31, 2007. Our gross margin for the three months ended March 31, 2007 was 27.2% compared to 33.1% for the three months ended March 31, 2006. The decrease in the gross margin is due to an increase in scrap rate on three UH-60 contracts.

General and administrative expenses for the three months ended March 31, 2007 increased by $7,568 or 3.1%, from $246,948 for the three months ended March 31, 2006 to $254,516 for the three months ended March 31, 2007. The increase is not significant.

Sales and marketing expenses for the three months ended March 31, 2007 decreased by $18,988 or 29.0%, from $65,448 for the three months ended March 31, 2006 to $46,460 for the three months ended March 31, 2007. The decrease is due to the reduction of personnel in the marketing department.

Other income for the three months ended March 31, 2007 was $949, a decrease of $13,627 or 93.5%, from $14,576 for the three months ended March 31, 2006. The decrease is principally due to the write off of a note payable and other liabilities during the three months ended March 31, 2006.

Interest expense for the three months ended March 31, 2007 was $15,748 an increase of $1,777 or 12.7%, from $13,971 for the three months ended March 31, 2006. The increase is principally due to interest accrued on the related party note payable issued in late 2006. For the three months ended March 31, 2006, a majority of the interest expense related to the guaranteed obligation of related party debt, which was repaid during 2006.

Other expense for the three months ended March 31, 2007 was $39,494, an increase of $13,119 or 49.7%, from $26,375 for the three months ended March 31, 2006. The increase is due to the amortization of loan fees associated with the related party note payable.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had working capital of $1,142,010, as compared to $1,162,477 at December 31, 2006. We had cash and cash equivalents of $135,345 at March 31, 2007 as compared to cash and cash equivalents of $484,414 at December 31, 2006. As of March 31, 2007, we have net contract costs and estimated earnings of $2,033,458 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. We have financed our operations by financing our accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved.

During the three months ended March 31, 2007, our cash flow from operating activities provided $12,042 while investing and financing activities used cash of, $52,373 and $308,738, respectively. The cash used in operating activities was principally a result of our net income, offset by a decrease in current assets and in current liabilities. Cash used in investing activities was a result of the purchase of property and equipment. Cash used in financing activities was a result of payments on our factoring line, capital leases and notes payable.

We have an accounts receivable financing facility with Wells Fargo (Wells) formerly known as Commerce Funding Corporation. The interest rate is prime plus 1% (9.25% at March 31, 2007) and the maximum amount to be advanced under this agreement is $1 million. Wells has agreed to lend up to 85% of qualifying receivables. There was $24,715 outstanding under this financing facility at March 31, 2007.

Our ability to generate cash flow from our business is dependent upon a number of factors, including our ability to receive contract awards and to estimate accurately our costs. Because of the government's payment policies and the extended period of time between the commencement of work on a contract and our receipt of payment, we believe that our ability to grow is dependent upon obtaining funding, either through the sale of our securities or a credit facility that is not based on accounts receivable. To the extent that we receive more awards, we will require additional funding to finance the performance of these contracts. Our thin trading market and our stock price may make it difficult to obtain capital except on terms that are highly dilutive to our stockholders. Further, during the past year, we have changed our estimates on our contract costs, largely because of the problems we encountered with Triumph. We cannot assure you that we will not have to change our estimates on other contracts.

Cash on Hand

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months. Our cash balance in 2007 and beyond will depend on our 2007 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in the prior twelve months, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2007. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

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

The Company had been in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, whereon July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining unpaid balance of $529,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet. In connection with the settlement agreement. Triumph has a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements.

On March 14, 2006, the Company canceled a consignment agreement with Hill Inc. On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, the Company, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) the Company failed to remit amounts due under a consignment agreement with Hill Inc.; and (3) the Company failed to provide an accounting for amounts that Mr. Lebovitz loaned to Logistical. Mr. Lebovitz was seeking compensatory and punitive damages as well as attorney fees. The Company believes that such claims are without merit and plans to vigorously defend itself against such claims.

The Company filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. We believe that it is highly likely that Mr. Lebovitz will refile his complaint.

On June 30, 2006 the Company was forcefully evicted from its leased Eton facility and the property turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against the Company.

On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note.

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

LOGISTICAL SUPPORT, INC.

COMPANY NAME CORPORATION

May 8, 2007	By:	/s/ Bruce Littell
Bruce Littell
Chairman, Chief Executive Officer, Chief Accounting Officer and Director