Form 10KSB/A
period 2006-12-31
Logistical Support, Inc
filed 2007-07-03
CIK 1158486

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB/A


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


We have not received progress payments since 2003 and have recently experienced reluctance on the part of the government to pay us progress payments. We may have difficulty performing under our contracts, especially if we are required to make significant expenditures or if there is a significant delay between the completion of work and our receipt of payment. Since our contracts do not generally provide progress payments, the government does not have any payment obligations until acceptance. As a result we require additional working capital to enable us to complete a contract. We recognize revenue on our government contracts on the percentage of completion method although the government does not have a payment obligation until acceptance. Product sales are to non-governmental entities and are recognized at the time the product is shipped and do not require customer acceptance prior to shipment.


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


The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Because we only have one director who is not an independent director, we do not have independent audit or compensation committees. We also are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.


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


In the event that a large amount of common shares are sold into the market in connection with the exercise of outstanding warrants, those sales could have the effect of depressing the price of our common stock. The availability of large quantities of shares in light of the thin trading volume of our common stock could cause the price of our common stock to fall, as persons exercising the warrants seek to sell in the absence of a corresponding demand for purchase. If sales of our common stock occur in large quantities in connection with the exercise of our outstanding warrants, the price of our common stock could be negatively affected and the value of your investment could be harmed.


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

On March 14, 2006, we canceled a consignment agreement with Hill Inc. On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, us and our subsidiaries, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) we failed to remit amounts due under a consignment agreement with Hill Inc.; and
(3) we failed to provide an accounting for amounts that Mr. Lebovitz loaned to us. Mr. Lebovitz is seeking compensatory and punitive damages as well as attorney fees. We believe that such claims are without merit and plan to vigorously defend our self against such claims.


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

During the fourth quarter of 2005, we established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz in the amount of $268,793 by charging provision for related party receivables. We are also one of the six guarantors that have guaranteed the debt of an entity controlled by Mr. Lebovitz. The debt of the affiliated company arose from a note payable issued to a financial institution in 1999. During the fourth quarter of 2005, we determined that the likelihood of the affiliated company being able to pay the debt was remote and therefore have recorded the outstanding obligation of $318,461 which has also been charged to the provision for related party receivables. During the year ended December 31, 2006 we took an additional charge of $25,800 to provision for related party receivables.

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

Inflation


Our results of operation are not materially affected by inflation. From time to time, we may experience a reduction in profits on specific contracts if such contracts are delayed in performance and as a result the costs of acquiring parts or services from subcontractors to meet delivery requirements on overdue or extended contracts increases due to inflation. Because of an increase in worldwide demand there has been a significant increase in material costs which could affect our performance on existing and future contracts.

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

ITEM 8B     OTHER INFORMATION

None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The names, ages and positions of our directors and executive officers as, are listed below:

    Name                    Positions                                                           Age
    ----                    ---------                                                           ---
Bruce Littell               Chairman, Chief Executive Officer and Chief Financial Officer       58
Joe Lucan                   Vice President - Engineering                                        54
Jerry Hill                  Vice President - Overhaul and repair operations                     54
Lisa Higgins                Vice President - Finance                                            41


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

On December 15, 2005, Bruce Littell and we entered into an employment agreement pursuant to which Mr. Littell will act as our Chief Executive Officer. Unless terminated earlier in accordance with its terms, the Employment Agreement has a term of two years beginning on January 1, 2006 and ending on December 31, 2007, and the term will automatically extend for additional two-year terms unless notification is provided in accordance with the Employment Agreement. We will pay Mr. Littell an annual base salary of $300,000 for the first year of the Employment Agreement, and thereafter Mr. Littell's salary will be determined in the sole discretion of the Board of Directors of the Subsidiary. Mr. Littell's salary is unchanged for the year ended December 31, 2007 In the event that Mr. Littell's employment is terminated by Logistical without cause; Mr. Littell is entitled to receive a lump-sum severance payment in an amount equal to two year's salary then in effect at the time of termination.


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

ITEM 13. EXHIBITS

(a)   Exhibits

Exhibit
Number      Description of Exhibit
-------     ----------------------

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

                                     LOGISTICAL SUPPORT, INC.


                                     By: /s/ Bruce Littell
                                         ---------------------------------------
                                         Bruce Littell
                                         Chairman, Chief Executive Officer,
                                         Chief Accounting Officer and Director


Dated:      June 25, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                             Title                                   Date
    ---------                             -----                                   ----


/s/Bruce Littell              Chairman, Chief Executive and Financial Officer,    June 25, 2007
------------------------      (Principal executive, financial and
Bruce Littell                 accounting officer) and director

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


As discussed in paragraphs three through five of Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations and stockholders' equity for the year ended December 31, 2006 have been restated to properly account for the effect of repricing warrants.



/s/ AJ Robbins PC
Certified Public Accountants

Denver, Colorado


March 22, 2007 except for paragraphs three through five of Note 1, as to which the date is June 21, 2007.

                    Logistical Support, Inc. and Subsidiary
                          Consolidated Balance Sheet
                            As of December 31, 2006



                                                                  December 31,
                                                                      2006
                                                                  ------------

                                    ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                   $    484,414
      Accounts receivable, net of allowance for doubtful accounts      487,658
      of $13,972 Inventory                                              43,452
      Contract costs and estimated earnings in excess of billings    2,100,423
      Due from factor                                                  181,318
      Other current assets                                             105,886

                                                                  ------------
TOTAL CURRENT ASSETS                                                 3,403,151

PROPERTY AND EQUIPMENT, net                                            483,896

                                                                  ------------
TOTAL ASSETS                                                      $  3,887,047
                                                                  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                            $    614,677
      Accrued Triumph settlement obligation, current portion           530,000
      Accrued payroll expenses                                         289,563
      Accrued expenses                                                 202,186
      Due to factor                                                    321,284
      Notes payable, current portion                                     4,955
      Capital lease obligations, current portion                        53,009
      Notes payable, related party                                     225,000

                                                                  ------------
TOTAL CURRENT LIABILITIES                                            2,240,674

ACCRUED TRIUMPH SETTLEMENT OBLIGATION, net of current portion          119,000
NOTES PAYABLE, net of current portion                                   10,242
CAPITAL LEASE OBLIGATIONS, net of current portion                       66,124
OTHER LONG-TERM LIABILITIES                                            113,335

                                                                  ------------
TOTAL LIABILITIES                                                    2,549,375
                                                                  ------------

COMMITMENT AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par value; 5,000,000 shares
        authorized; 0 shares issued and outstanding                         --
      Common stock, $0.001 par value; 100,000,000 shares
        authorized; 78,745,000 shares issued and outstanding            78,745
      Additional paid-in capital                                     3,470,472
      Due from officers/affiliates, net                               (114,307)
      Accumulated deficit                                           (2,097,238)

                                                                  ------------
TOTAL STOCKHOLDERS' EQUITY                                           1,337,672
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,887,047
                                                                  ============


 The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiary
                     Consolidated Statements of Operations
                For The Years Ended December 31, 2006 and 2005



                                                     Years Ended December 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

SALES
     Contract sales                                $  6,016,137    $  5,130,759
     Product sales                                      202,411         187,354

                                                   ------------    ------------
     TOTAL SALES                                      6,218,548       5,318,113
                                                   ------------    ------------

COST OF SALES
     Contract sales                                   4,696,001       4,375,238
     Product sales                                       86,135         103,115

                                                   ------------    ------------
     TOTAL COST OF SALES                              4,782,136       4,478,353
                                                   ------------    ------------

GROSS PROFIT                                          1,436,412         839,760
                                                   ------------    ------------

OPERATING EXPENSES
     General and administrative expenses              1,171,524       1,646,845
     Sales and marketing                                212,639         198,401
     Loss on Triumph settlement                              --         257,892

                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              1,384,163       2,103,138
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                            52,249      (1,263,378)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                        85,804          38,157
     Gain on extinguishment of debt                          --          50,132
     Gain on settlement with NLI                        143,398              --
     Interest expense                                   (52,965)        (10,858)
     Provision for related party receivables, net       (25,800)       (587,254)
     Other expense                                      (66,945)        (99,144)

                                                   ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                             83,492        (608,967)
                                                   ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         135,741      (1,872,345)

PROVISION (BENEFIT) FOR INCOME TAXES                         --         (37,668)
                                                   ------------    ------------

NET INCOME (LOSS)                                  $    135,741    $ (1,834,677)

EFFECT OF REPRICE OF WARRANTS                          (316,694)             --

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS         $   (180,953)   $ (1,834,677)
                                                   ============    ============

EARNINGS (LOSS) PER SHARE:
     BASIC                                         $      (0.00)   $      (0.03)
                                                   ============    ============
     DILUTED                                       $      (0.00)   $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                           74,917,055      72,030,479
                                                   ============    ============
     DILUTED                                         74,917,055      72,030,479
                                                   ============    ============


 The accompanying notes are an integral part of these consolidated financial statements.

                    Logistical Support, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
                For The Years Ended December 31, 2006 and 2005



                                                                                                         Retained
                                          Common Stock        Additional    Due From                     Earnings/      Total
                                    -----------------------    Paid-in      Officers/    Prepaid      (Accumulated   Stockholders'
                                     Shares        Amount      Capital     Affiliates   Consulting       Deficit)       Equity
                                   -----------  -----------  -----------  -----------  -------------  -------------  -------------
Balance, December 31, 2004          72,245,000       72,245    3,271,707     (604,697)            --        (81,608)     2,657,647

Officer receivables
   charged to salaries                      --           --           --      183,084             --             --        183,084

Provision for advances to
   officers/affiliates                      --           --           --      268,793             --             --        268,793

Advances to officers/
   affiliates                               --           --           --      (75,455)            --             --        (75,455)

Repurchase of common stock
   from related party                 (700,000)        (700)    (174,300)          --             --             --       (175,000)

Fair value of warrants to
   consultants                              --           --       11,571           --        (11,571)            --              0

Amortization of prepaid
   consulting                               --           --           --           --          5,785             --          5,785

Net loss                                    --           --           --           --             --     (1,834,677)    (1,834,677)

                                   -----------  -----------  -----------  -----------  -------------  -------------  -------------
Balance, December 31, 2005          71,545,000       71,545    3,108,978     (228,275)        (5,786)    (1,916,285)     1,030,177

Provision for advances to
   officers/affiliates                      --           --           --      113,968             --             --        113,968

Repurchase of common stock
   from related party                 (400,000)        (400)     (99,600)          --             --             --       (100,000)

Exercise of warrants for
   cash                              7,600,000        7,600      144,400           --             --             --        152,000

Amortization of prepaid
   consulting                               --           --           --           --          5,786             --          5,786

Effect of reprice of warrants               --           --      316,694           --             --       (316,694)            --

Net income                                  --           --           --           --             --        135,741        135,741

                                   -----------  -----------  -----------  -----------  -------------  -------------  -------------
Balance, December 31, 2006          78,745,000  $    78,745  $ 3,470,472  $  (114,307) $          --  $  (2,097,238) $   1,337,672
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



                                                                         Years Ended December 31,
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


      Restatement
      -----------

      As a result of recognizing a charge to net income of $316,694 to arrive at net loss attributed to common stockholders at December 31, 2006 for the effect of repricing warrants held by Hunter World Markets, initially granted as part of a private placement of equity in 2004 (See Note 9) the Company restated its previously issued financial statements as of and for the year ended December 31, 2006. The impact of such restatement is summarized below.

      For the year ended December 31, 2006, net loss attributed to common stockholders increased $316,694 ($0.00 per share) from net income of $135,741 to net loss attributed to common stockholders of $180,953. Cash flows from operating activities did not change.

      As of December 31, 2006, additional paid in capital increased by $316,694 to $3,470,472 from $3,153,778 and accumulated deficit increased from $1,780,544 to $2,097,238. Assets and liabilities did not change.



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


      Product sales are to non-governmental entities and are recognized at the time the product is shipped and do not require customer acceptance prior to shipment.


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

      Earnings (Loss) Per Share
      -------------------------


      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 and 17,653,937 common equivalent shares outstanding at December 31, 2006 and 2005, respectively. The Company had a net loss attributed to common stockholders for the years ended December 31, 2006 and 2005. Accordingly, the diluted per share amounts do not reflect the impact of warrants because the effect of each is antidilutive.

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

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005


Note 2 - Due From Officers/Affiliates


      Due from officers/affiliates at December 31, 2006 and 2005 of $114,307 and $228,275 is principally advances made to certain of the Company's executives and to certain companies that are owned or partially owned by individuals who had a membership interest in the Company. These advances are non-interest bearing and are payable upon the demand of the Company. The change in the due from officer/affiliates balance from December 31, 2005 to December 31, 2006 of $113,968 is entirely due to cash collected by the Company from consignment sales for an affiliate of Harry Lebovitz.

      As of December 31, 2005, the Company established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz for the full amount of $587,254. During 2006 the Company made $25,800 in cash payments to third parties under terms of existing agreements on behalf of the Lebovitz controlled entities. A provision for loss of those amounts has been provided and correspondingly added to the allowance for net receivables. As of December 31, 2006, affiliates of Mr. Lebovitz owe the Company a total of $613,054 which is fully offset by an allowance for uncollectible accounts. The Company owes an affiliate of Mr. Lebovitz $113,968 related to consignment sales. The Company does believe it has the legal right of offset to apply the cash collected on behalf of one of Mr. Lebovitz' affiliates against balances due from the same affiliate of Mr. Lebovitz.; however, due to the pending litigation with Mr. Lebovitz, the Company has recorded the liability in the amount of $113,968 which is netted with other related party receivables and payables.

A summary of the due from officers/affiliates is below:

                                               BALANCE                                                BALANCE
                                             12/31/2005        ADDITIONS        SUBTRACTIONS        12/31/2006
Harry Lebovitz controlled/affiliated
entities                                  $       587,254     $    25,800     $       (113,968)    $    499,086
  Less:  Allowance for Losses                    (587,254)        (25,800)                  --         (613,054)
                                          ---------------     -----------     ----------------     ------------
  Net receivable/(payable)                $            --     $        --     $       (113,968)    $   (113,968)
                                          ---------------     -----------     ----------------     ------------

Other Affiliated Entities                 $       228,275         none               none          $    228,275

  Less:  Allowance for Losses                          --         none               none                    --
                                          ---------------                                          ------------
  Net receivable from other affiliates    $       228,275                                          $    228,275
                                          ---------------                                          ------------
Net Amount shown on Balance Sheet         $       228,275                                          $    114,307
                                          ===============                                          ============


The Company believes that the $228,275 due from affiliates is collectible since the amount is due from long-term employees who have employment contracts with the Company. In addition, the Company has determined that the individual employees are capable of repaying these advances.



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
                                                              ============


      Depreciation expense for the years ended December 31, 2006 and 2005 was $84,276 and $128,805, respectively.


Note 5 - Notes Payable, Related Party


      During December 2006 the Company borrowed $225,000 from the Hunter Fund an entity controlled by Hunter World Markets, a greater than five percent shareholder of the Company. The note is secured by all of the assets of the Company, not previously given as collateral. The Company paid a placement fee of $22,500 in connection with the note that is being amortized over the term of the loan. The note including the principal and interest at the rate of 10% is due in June, 2007. See Note 9 for additional related party transactions with Hunter World Markets.


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

      Exercise of Warrants
      --------------------

                    Logistical Support, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2006 and 2005



      On July 6, 2006, the Company reduced the exercise price from $0.25 to $0.02 on 8,000,000 warrants held by Hunter World Markets, initially granted as part of a private placement of equity in 2004. The value of the original warrants was considered part of the placement agent's compensation and therefore no expense was recorded for the issuance of these warrants. In July 2006, the Company reduced the exercise price of the warrants from $0.25 to $0.02 as incentive for Hunter to exercise the warrants for cash in order for the Company to generate sufficient funds to make a payment on the Triumph settlement obligation. In July 2006, Hunter exercised 7,600,000 of these warrants which resulted in gross proceeds to the Company of $152,000. The Company calculated the change in the fair value of the old warrants ($0.25 exercise price) and the new warrants ($0.02 exercise price) to be $316,694. The value was determined using the Black-Scholes pricing model using the following assumptions: term of 3.25 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 138%. The Company has recorded the change in fair value as a reduction of net income in computing net loss attributed to common stockholders.


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