Form 10QSB
period 2007-06-30
Logistical Support, Inc
filed 2007-08-13
CIK 1158486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2007 - 78,845,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

LOGISTICAL SUPPORT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

June 30,
2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$155,464
Accounts receivable, net of allowance for doubtful accounts of $13,972	240,683
Inventory	44,661
Contract costs and estimated earnings in excess of billings	1,910,174
Other current assets	167,333

TOTAL CURRENT ASSETS	2,518,315

PROPERTY AND EQUIPMENT, net	620,004

TOTAL ASSETS	$3,138,319

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft	$70,916
Accounts payable	404,051
Accrued Triumph settlement obligation	384,000
Accrued payroll expenses	166,952
Accrued expenses	217,200
Notes payable, current portion	5,356
Capital lease obligations, current portion	69,378

TOTAL CURRENT LIABILITIES	1,317,853

NOTES PAYABLE, net of current portion	6,651
CAPITAL LEASE OBLIGATIONS, net of current portion	111,335
OTHER LONG-TERM LIABILITIES	113,335

TOTAL LIABILITIES	1,549,174

COMMITMENT AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 78,845,000 shares issued and outstanding	78,845
Additional paid-in capital	3,495,372
Due from officers/affiliates, net	(114,307)
Accumulated deficit	(1,870,765)

TOTAL STOCKHOLDERS' EQUITY	1,589,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,138,319

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES
Contracts	$2,103,901	$1,788,253	$3,904,138	$3,221,776
Products	23,031	20,407	36,099	104,436

TOTAL SALES	2,126,932	1,808,660	3,940,237	3,326,212

COST OF SALES
Contracts	1,645,917	1,480,639	2,963,898	2,489,343
Products	33,587	12,405	35,523	18,745

TOTAL COST OF SALES	1,679,504	1,493,044	2,999,421	2,508,088

GROSS PROFIT	447,428	315,616	940,816	818,124

OPERATING EXPENSES
General and administrative expenses	262,828	287,906	517,344	534,854
Sales and marketing	53,329	46,785	99,789	112,233

TOTAL OPERATING EXPENSES	316,157	334,691	617,133	647,087

INCOME FROM OPERATIONS	131,271	(19,075)	323,683	171,037

OTHER INCOME (EXPENSE)
Other income	5,075	7,383	6,024	21,959
Interest expense	(13,580)	(13,154)	(29,328)	(27,125)
Other expense	(34,412)	(7,731)	(73,906)	(34,106)
Provision for related party receivables	-	(25,800)	-	(25,800)

TOTAL OTHER INCOME (EXPENSE)	(42,917)	(39,302)	(97,210)	(65,072)

INCOME BEFORE PROVISION FOR INCOME TAXES	88,354	(58,377)	226,473	105,965

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	$88,354	$(58,377)	$226,473	$105,965

EARNINGS PER SHARE:
BASIC	$0.00	$(0.00)	$0.00	$0.00
DILUTED	$0.00	$(0.00)	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	78,824,121	71,161,484	78,784,779	71,277,597
DILUTED	79,816,995	71,161,484	79,949,450	71,277,597

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2007
(unaudited)

			Additional	Due From		Total
	Common Stock		Paid-in	Officers/	Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit	Equity

Balance, December 31, 2006	78,745,000	$78,745	$3,470,472	$(114,307)	$(2,097,238)	$1,337,672

Issuance of stock for compensation	100,000	100	24,900	-	-	25,000

Net income	-	-	-	-	226,473	226,473

Balance, June 30, 2007	78,845,000	$78,845	$3,495,372	$(114,307)	$(1,870,765)	$1,589,145

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOW FROM (TO) OPERATING ACTIVITIES:
Net income	$226,473	$105,965
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation expense	63,250	37,215
Provision for related party receivable	-	25,800
Amortization of fair value of warrants issued to consultants	-	5,786
Gain on write-off of liabilities	-	(9,143)
Common stock issued for services	25,000	-
Changes in operating assets and liabilities:
Other receivables	-	5,060
Accounts receivable	246,975	172,316
Due from officers/affiliates	-	88,168
Inventory	(1,209)	40,999
Contract costs	190,249	(592,749)
Other current assets	(61,447)	9,440
Accounts payable	(210,626)	272,409
Accrued expenses	(372,597)	(28,754)

Net cash provided by operating activities	106,068	132,512

CASH FLOW (TO) INVESTING ACTIVITIES:
Purchase of property and equipment	(110,358)	(40,353)

Net cash (used in) investing activities	(110,358)	(40,353)

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
Cash overdraft, net	70,916	122,005
Proceeds (Repayments) of factoring receivables, net	(139,966)	-
Repurchase of common stock from a related party	-	(100,000)
Payments on capital lease obligations	(27,420)	(19,234)
Payments on notes payable - related party	(225,000)	-
Payments on notes payable	(3,190)	(7,160)

Net cash provided by (used in) financing activities	(324,660)	(4,389)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(328,950)	87,770

CASH AND CASH EQUIVALENTS, Beginning of period	484,414	387,216

CASH AND CASH EQUIVALENTS, End of period	$155,464	$474,986

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$29,030	$27,125
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation	$89,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-KSB as amended for the period ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and Logistical Support, LLC (“Logistical”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of June 30, 2007, the Company used estimates in determining the realization of its accounts receivable and inventory, valuation of contract costs in excess of billings and recognition of revenue based on a percentage of completion. Actual results could differ from these estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the six months ended June 30, 2007. As of June 30, 2007, there were no options outstanding.

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

Note 2 - Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 and 17,653,937 warrants outstanding at June 30, 2007 and 2006, respectively.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

	Three Months Ended June 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income (loss)	$88,354			$(58,377)

Weighed shares outstanding		78,824,121			71,161,484

			$0.00			$(0.00)

Diluted earnings per share

Net loss	$88,354			$(58,377)

Weighed shares outstanding		78,824,121			71,161,484
Effect of dilutive securities
Warrants		992,874			-
		79,816,995			71,161,484

			$0.00			$(0.00)

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$226,473			$105,965

Weighed shares outstanding		78,784,779			71,277,597

			$0.00			$0.00

Diluted earnings per share

Net income	$226,473			$105,965

Weighed shares outstanding		78,784,779			71,277,597
Effect of dilutive securities
Warrants		1,164,671			-
		79,949,450			71,277,597

			$0.00			$0.00

Note 3 - Due From Officers/Affiliates

Due from officers/affiliates at June 30, 2007 of $114,307 is principally advances made to certain of the Company's executives and to certain companies that are owned or partially owned by individuals who had a membership interest in the Company. These advances are non-interest bearing and are payable upon the demand of the Company. The change in the due from officer/affiliates balance from December 31, 2005 to December 31, 2006 of $113,968 is entirely due to cash collected by the Company from consignment sales for an affiliate of Harry Lebovitz.

As of December 31, 2005, the Company established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz for the full amount of $587,254. During 2006 the Company made $25,800 in cash payments to third parties under terms of existing agreements on behalf of the Lebovitz controlled entities. A provision for loss of those amounts has been provided and correspondingly added to the allowance for net receivables. As of December 31, 2006, affiliates of Mr. Lebovitz owe the Company a total of $613,054 which is fully offset by an allowance for uncollectible accounts. The Company owes an affiliate of Mr. Lebovitz $113,968 related to consignment sales. The Company does believe it has the legal right of offset to apply the cash collected on behalf of one of Mr. Lebovitz’ affiliates against balances due from the same affiliate of Mr. Lebovitz.; however, due to the pending litigation with Mr. Lebovitz, the Company has recorded the liability in the amount of $113,968 which is netted with other related party receivables and payables.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the due from officers/affiliates is below:

	Balance			Balance
	12/31/2006	Additions	Subtractions	6/30/2007
Harry Lebovitz controlled/affiliated entities	$499,086	none	none	$499,086
Less: Allowance for Losses	(613,054)	none	none	(613,054)
Net receivable/(payable)	$(113,968)	none	none	$(113,968)

Other Affiliated Entities	$228,275	none	none	$228,275
Less: Allowance for Losses	-	none	none	-
Net receivable from other affiliates	$228,275			$228,275

Net Amount shown on Balance Sheet	$114,307			$114,307

The Company believes that the $228,275 due from affiliates is collectible since the amount is due from long-term employees who have employment contracts with the Company. In addition, the Company has determined that the individual employees are capable of repaying these advances.

Note 4 - Contract Costs

Contract costs at June 30, 2007 consisted of the following:

Contract cost incurred, including estimated profit	$11,784,123
Less: amounts billed	(9,873,949)
$1,910,174

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

Contract costs in excess of billings	$1,910,174
Billings in excess of contract costs	-
$1,910,174

The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments, up to the total amount of progress payment outstanding. As of June 30, 2007, the total amount of progress payments outstanding was $200,096. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - Property and Equipment

The cost of property and equipment at June 30, 2007 consisted of the following:

Machinery and equipment	$444,909
Test equipment	415,703
Automobiles	54,491
Office equipment	93,602
1,008,705
Less accumulated depreciation and amortization	(388,701)

$620,004

Depreciation expense for the six months ended June 30, 2007 and 2006 was $63,250 and $37,215, respectively

Note 6 - Note Payable, Related Party

During December 2006 the Company borrowed $225,000 from the Hunter Fund an entity controlled by a greater than five percent shareholder of the Company. The note is secured by all of the assets of the Company, not previously given as collateral. The Company paid a placement fee of $22,500 in connection with the note that was amortized over the term of the loan. The note including the principal and interest of $22,500 was repaid in June, 2007.

Note 7 - Notes Payable

Notes payable at June 30, 2007 were as follows:

Note payable to bank, collateralized by automobile, interest at 8.5% per annum, monthly principal and interest of $446, note due January 2010.	12,007
Less: current portion	(5,356)
$6,651

Note 8 - Due to Factor

The Company has an agreement with Wells Fargo Business Credit Services (f/k/a Commerce Funding Corporation) ("Wells") for the financing of its accounts receivable. The interest rate on this financing agreement is prime plus 1% (9.25% at June 30, 2007). The maximum amount to be advanced under this agreement is $1 million. Wells has agreed to loan up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". At June 30, 2007, the Company had $0 outstanding under this agreement.

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

In addition, the Company agreed to purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the “Purchase Price”), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases were not to exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company could cease such purchases and would have no obligation to resume them. During the six months ended June 30, 2006, the Company repurchased a total of 400,000 shares for $100,000. The Company ceased purchasing the stock after Harry Lebovitz filed the lawsuit against the Company in April 2006.

Note 10 - Commitments and Contingencies

Lease

In May 2007, the Company extended the lease for its office building in Chatsworth, California for an additional year. Base rent for the period June 1, 2007 to May 31, 2008 will be $11,680 per month.

Litigation

The Company had been in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, where on July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining unpaid balance of $384,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet. Triumph has a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements.

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

The Company filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. On or about June 18, 2007, Mr. Lebovitz re-filed his complaint. The Company plans to file a cross-complaint.

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

On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors (“NLI”) that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note. On June 21, 2007, the court denied the Company’s preliminary injunction without prejudice. The Company re-filed its complaint in July 2007.

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At June 30, 2007, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

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

Revenue Recognition

Sales under long-term government contracts are recorded under the percentage of completion method. Contract sales and contract costs of sales are recorded as contract work is performed based on the percentage that incurred costs bear to estimated total costs utilizing our estimates of costs. Cost estimates include direct and indirect costs such as labor, materials and factory overhead. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Our revenue for the three months ended June 30, 2007 was $2,126,932 an increase of $318,272 or 17.6% from $1,808,660 for the three months ended June 30, 2006. The increase in revenue is primarily due to work being completed on two large contracts.

Our cost of sales for the three months ended June 30, 2007 increased by $186,460 or 12.5% from $1,493,044 for the three months ended June 30, 2006 to $1,679,504 for the three months ended June 30, 2007. Our gross margin for the three months ended June 30, 2007 was 21.0% compared to 17.5% for the three months ended June 30, 2006. The increase in the gross margin is due to the manufacture of a winch for a hoist contract and multiple overhaul & repair contracts, which have always produced higher gross margins.

General and administrative expenses for the three months ended June 30, 2007 decreased by $25,078 or 8.7%, from $287,906 for the three months ended June 30, 2006 to $262,828 for the three months ended June 30, 2007. The decrease is due to the reversal of a previous year accrual that was based on an estimate that was revised in the current quarter offset by higher professional fees (principally due to legal fees related to litigation with Mr. Lebovitz), higher indirect factory overhead and higher payroll costs due to the hiring of more personnel.

Sales and marketing expenses for the three months ended June 30, 2007 increased by $6,544 or 14.0%, from $46,785 for the three months ended June 30, 2006 to $53,329 for the three months ended June 30, 2007. The increase is not significant.

Other income for the three months ended June 30, 2007 was $5,075, a decrease of $2,308 or 31.3%, from $7,383 for the three months ended June 30, 2006. The decrease is not significant.

Interest expense for the three months ended June 30, 2007 was $13,580 an increase of $426 or 3.2%, from $13,154 for the three months ended June 30, 2006. The increase is not significant.

Other expense for the three months ended June 30, 2007 was $34,412, an increase of $26,681 or 345.1% from $7,731 for the three months ended June 30, 2006. The increase is due to the amortization of loan fees associated with the related party note payable.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Our revenue for the six months ended June 30, 2007 was $3,940,237 an increase of $614,025 or 18.5% from $3,326,212 for the six months ended June 30, 2006. The increase in revenue is primarily due to work being completed on two large contracts.

Our cost of sales for the six months ended June 30, 2007 increased by $491,333 or 19.6% from $2,508,088 for the six months ended June 30, 2006 to $2,999,421 for the six months ended June 30, 2007. Our gross margin for the six months ended June 30, 2007 was 23.9% compared to 24.6% for the six months ended June 30, 2006. The decrease in the gross margin is due to a revision in estimated costs principally related to two contracts.

General and administrative expenses for the six months ended June 30, 2007 decreased by $17,510 or 3.3%, from $534,854 for the six months ended June 30, 2006 to $517,344 for the six months ended June 30, 2007. The decrease is due to the reversal of a previous year accrual that was based on an estimate that was revised in the current quarter offset by higher professional fees (principally due to legal fees related to litigation with Mr. Lebovitz), higher indirect factory overhead and higher payroll costs due to the hiring of more personnel.

Sales and marketing expenses for the six months ended June 30, 2007 decreased by $12,444 or 11.1%, from $112,233 for the six months ended June 30, 2006 to $99,789 for the six months ended June 30, 2007. The decrease is due to the termination of an employee in the marketing department during 2006.

Other income for the six months ended June 30, 2007 was $6,024, a decrease of $15,935 or 72.6%, from $21,959 for the six months ended June 30, 2006. The decrease is principally due to the write off of a note payable in 2006.

Interest expense for the six months ended June 30, 2007 was $29,328 an increase of $2,203 or 8.1%, from $27,125 for the six months ended June 30, 2006. The increase is not material.

Other expense for the six months ended June 30, 2007 was $73,906, an increase of $39,800 or 116.7%, from $34,106 for the six months ended June 30, 2006. The increase is due to the amortization of loan fees associated with the related party note payable.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had working capital of $1,200,462, as compared to $1,162,477 at December 31, 2006. We had cash and cash equivalents of $155,464 at June 30, 2007 as compared to cash and cash equivalents of $484,414 at December 31, 2006. As of June 30, 2007, we have net contract costs and estimated earnings of $1,910,174 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. We have financed our operations by financing our accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved.

During the six months ended June 30, 2007, our cash flow from operating activities provided $106,068 while investing and financing activities used cash of, $110,358 and $324,660, respectively. The cash provided by operating activities was principally a result of our net income, offset by a decrease in current assets and in current liabilities. Cash used in investing activities was a result of the purchase of property and equipment. Cash used in financing activities was a result of payments on our factoring line, capital leases, notes payable and note payable - related party.

We have an accounts receivable financing facility with Wells Fargo (Wells) formerly known as Commerce Funding Corporation. The interest rate is prime plus 1% (9.25% at June 30, 2007) and the maximum amount to be advanced under this agreement is $1 million. Wells has agreed to lend up to 85% of qualifying receivables. There was $0 outstanding under this financing facility at June 30, 2007.

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

Cash on Hand

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months. Our cash balance in 2007 and beyond will depend on our 2007 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or financing of our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in the prior twelve months, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2007. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both. If we are able to raise additional equity capital our existing shareholders will be diluted.

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

The Company had been in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, whereon July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining unpaid balance of $384,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet. In connection with the settlement agreement, Triumph has a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements.

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

The Company filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. On or about June 18, 2007, Mr. Lebovitz re-filed his complaint. The Company plans to file a cross-complaint.

On June 30, 2006 the Company was forcefully evicted from its leased Eton facility and the property turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against the Company.

On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note. On June 21, 2007, the court denied our preliminary injunction without prejudice. The Company re-filed its complaint in July 2007.

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

LOGISTICAL SUPPORT, INC.

August 13, 2007	By:	/s/ Bruce Littell
Chairman, Chief Executive Officer,
Chief Accounting Officer and Director