Form 10QSB
period 2007-09-30
Logistical Support, Inc
filed 2007-11-09
CIK 1158486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-50222
(Commission file number)

LOGISTICAL SUPPORT, INC.
(Exact name of small business issuer as specified in its charter)

Utah	41-2029935
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2007 - 79,345,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LOGISTICAL SUPPORT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

September 30,
2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,326
Accounts receivable, net of allowance for doubtful accounts of $13,972	248,993
Inventory	44,872
Contract costs and estimated earnings in excess of billings	2,105,896
Deferred financing cost, current portion	45,792
Other current assets	125,483

TOTAL CURRENT ASSETS	2,609,362

PROPERTY AND EQUIPMENT, net	622,988

DEFERRED FINANCING COST, LONG TERM	41,976

TOTAL ASSETS	$3,274,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$647,945
Accrued Triumph settlement obligation	264,000
Accrued payroll expenses	200,685
Accrued expenses	151,565
Due to factor	61,557
Line of credit	18,723
Notes payable, current portion	4,569
Capital lease obligations, current portion	64,077

TOTAL CURRENT LIABILITIES	1,413,121

NOTES PAYABLE, net of current portion	6,731
CAPITAL LEASE OBLIGATIONS, net of current portion	98,545
OTHER LONG-TERM LIABILITIES	113,335

TOTAL LIABILITIES	1,631,732

COMMITMENT AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 79,345,000 shares issued and outstanding	79,345
Additional paid-in capital	3,549,872
Due from officers/affiliates, net	(114,307)
Accumulated deficit	(1,872,316)

TOTAL STOCKHOLDERS' EQUITY	1,642,594

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,274,326

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES
Contracts	$1,259,946	$1,539,238	$5,164,084	4,761,014
Products	31,614	8,112	67,713	112,548

TOTAL SALES	1,291,560	1,547,350	5,231,797	4,873,562

COST OF SALES
Contracts	824,667	1,208,770	3,788,565	3,698,113
Products	17,857	3,897	53,380	22,642

TOTAL COST OF SALES	842,524	1,212,667	3,841,945	3,720,755

GROSS PROFIT	449,036	334,683	1,389,852	1,152,807

OPERATING EXPENSES
General and administrative expenses	376,851	229,311	894,195	764,165
Sales and marketing	42,488	46,586	142,277	158,819

TOTAL OPERATING EXPENSES	419,339	275,897	1,036,472	922,984

INCOME FROM OPERATIONS	29,697	58,786	353,380	229,823

OTHER INCOME (EXPENSE)
Other income	171	1,106	6,195	23,065
Interest expense	(8,068)	(12,190)	(37,396)	(39,315)
Other expense	(23,351)	(9,320)	(97,257)	(43,426)
Provision for related party receivables	-	-	-	(25,800)

TOTAL OTHER INCOME (EXPENSE)	(31,248)	(20,404)	(128,458)	(85,476)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,551)	38,382	224,922	144,347

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,551)	$38,382	$224,922	$144,347

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.00)	$0.00	$0.00	$0.00
DILUTED	$(0.00)	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	79,029,783	78,249,348	78,867,344	73,627,051
DILUTED	79,029,783	79,392,577	79,224,007	75,865,445

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2007
(unaudited)

			Additional	Due From		Total
	Common Stock		Paid-in	Officers/	Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit	Equity

Balance, December 31, 2006	78,745,000	$78,745	$3,470,472	$(114,307)	$(2,097,238)	$1,337,672

Issuance of stock for compensation	100,000	100	24,900	-	-	25,000

Issuance of stock for financing agreement	500,000	500	54,500	-	-	55,000

Net income	-	-	-	-	224,922	224,922

Balance, September 30, 2007	79,345,000	$79,345	$3,549,872	$(114,307)	$(1,872,316)	$1,642,594

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOW FROM (TO) OPERATING ACTIVITIES:
Net income	$224,922	$144,347
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	95,735	65,296
Provision for related party receivable	-	25,800
Amortization of fair value of warrants issued to consultants	-	5,786
Gain on write-off of liabilities	-	(9,143)
Common stock issued for services	25,000	-
Amortization of deferred financing costs	3,816	-
Line of credit issued for interest expense	1,223	-
Changes in operating assets and liabilities:
Other receivables	-	10,523
Accounts receivable	238,665	99,532
Due from officers/affiliates	-	113,968
Inventory	(1,420)	55,284
Contract costs	(5,473)	(694,540)
Other current assets	(19,597)	8,455
Accounts payable	33,268	129,075
Accrued Triumph settlement obligation	(385,000)	(156,000)
Accrued expenses	(139,499)	53,540

Net cash provided by (used in) operating activities	71,640	(148,077)

CASH FLOW (TO) INVESTING ACTIVITIES:
Purchase of property and equipment	(145,827)	(59,594)

Net cash (used in) investing activities	(145,827)	(59,594)

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	152,000
Proceeds (Repayments) of factoring receivables, net	(78,409)	-
Payment of financing costs associated with line of credit	(19,084)	-
Repurchase of common stock from a related party	-	(100,000)
Payments on capital lease obligations	(45,511)	(31,058)
Payments on notes payable - related party	(225,000)	-
Payments on notes payable	(3,897)	(8,701)

Net cash provided by (used in) financing activities	(371,901)	12,241

NET DECREASE IN CASH AND CASH EQUIVALENTS	(446,088)	(195,430)

CASH AND CASH EQUIVALENTS, Beginning of period	484,414	387,216

CASH AND CASH EQUIVALENTS, End of period	$38,326	$191,786

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$33,142	39,315
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation	$89,000	$-
Issuance of Line of credit for financing costs and interest	$18,723	$-
Issuance of common stock for financing costs	$55,000	$

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-KSB as amended for the period ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and Logistical Support, LLC (“Logistical”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of September 30, 2007, the Company used estimates in determining the realization of its accounts receivable and inventory, valuation of contract costs in excess of billings and recognition of revenue based on a percentage of completion. Actual results could differ from these estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the nine months ended September 30, 2007. As of September 30, 2007, there were no options outstanding.

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

Note 2 – Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 warrants outstanding at September 30, 2007 and 2006.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

	Three Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share

Basic earnings per share

Net income (loss)	$(1,551)			$38,382

Weighed shares outstanding		79,029,783			78,249,348

			$(0.00)			$0.00

Diluted earnings per share		N/A

Net income				$38,382

Weighed shares outstanding					78,249,348
Effect of dilutive securities
Warrants					1,143,229
					79,392,577

						$0.00

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$224,922			$144,347

Weighed shares outstanding		78,867,344			73,627,051

			$0.00			$0.00

Diluted earnings per share

Net income	$224,922			$144,347

Weighed shares outstanding		78,867,344			73,627,051
Effect of dilutive securities
Warrants		356,663			2,238,394
		79,224,007			75,865,445

			$0.00			$0.00

Note 3 – Due From Officers/Affiliates

Due from officers/affiliates at September 30, 2007 of $114,307 is principally advances made to certain of the Company's executives and to certain companies that are owned or partially owned by individuals who had a membership interest in the Company. These advances are non-interest bearing and are payable upon the demand of the Company. The change in the due from officer/affiliates balance from December 31, 2005 to December 31, 2006 of $113,968 is entirely due to cash collected by the Company from consignment sales for an affiliate of Harry Lebovitz.

As of December 31, 2005, the Company established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz for the full amount of $587,254. During 2006 the Company made $25,800 in cash payments to third parties under terms of existing agreements on behalf of the Lebovitz controlled entities. A provision for loss of those amounts has been provided and correspondingly added to the allowance for net receivables. As of December 31, 2006, affiliates of Mr. Lebovitz owed the Company a total of $613,054 which is fully offset by an allowance for uncollectible accounts. The Company owes an affiliate of Mr. Lebovitz $113,968 related to consignment sales. The Company does believe it has the legal right of offset to apply the cash collected on behalf of one of Mr. Lebovitz’ affiliates against balances due from the same affiliate of Mr. Lebovitz.; however, due to the pending litigation with Mr. Lebovitz, the Company has recorded the liability in the amount of $113,968 which is netted with other related party receivables and payables.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the due from officers/affiliates is below:

	Balance			Balance
	12/31/2006	Additions	Subtractions	9/30/2007
Harry Lebovitz controlled/affiliated entities	$499,086	none	none	$499,086
Less: Allowance for Losses	(613,054)	none	none	(613,054)
Net receivable/(payable)	$(113,968)	none	none	$(113,968)

Other Affiliated Entities	$228,275	none	none	$228,275
Less: Allowance for Losses	-	none	none	-
Net receivable from other affiliates	$228,275			$228,275

Net Amount shown on Balance Sheet	$114,307			$114,307

The Company believes that the $228,275 due from affiliates is collectible since the amount is due from long-term employees who have employment contracts with the Company. In addition, the Company has determined that the individual employees are capable of repaying these advances.

Note 4 – Contract Costs

Contract costs at September 30, 2007 consisted of the following:

Contract cost incurred, including estimated profit	$13,059,596
Less: amounts billed	(10,953,700)
$2,105,896

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

Contract costs in excess of billings	$2,105,896
Billings in excess of contract costs	-
$2,105,896

The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments, up to the total amount of progress payment outstanding. As of September 30, 2007, the total amount of progress payments outstanding was $172,618. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 – Property and Equipment

The cost of property and equipment at September 30, 2007 consisted of the following:

Machinery and equipment	$453,878
Test equipment	431,923
Automobiles	54,491
Office equipment	103,882
1,044,174
Less accumulated depreciation and amortization	(421,186)

$622,988

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $95,735 and $65,296, respectively.

Note 6 – Note Payable, Related Party

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

Note 7 – Notes Payable

Notes payable at September 30, 2007 were as follows:

Note payable to bank, collateralized by automobile, interest at 8.5% per annum, monthly principal and interest of $446, note due January 2010.	11,300
Less: current portion	(4,569)
$6,731

Note 8 – Line of Credit

In August 2007, the Company entered into a financing agreement with a private equity firm which allows the Company to borrow a maximum of $2,000,000 to finance certain purchase orders. The term of the agreement is two years. The obligations are secured by a guarantee of the Company and a grant of a first priority security interest in the parts and supplies from the orders and all finished goods with respect to the purchase orders. The interest rate charged on any outstanding advances is 2% per month and 3% per annum on any unused portion of the line of credit. The loan agreement also contains certain covenants including not changing the corporate structure of the Company and not incurring any liens upon any collateral of the debtor other than those permitted by the agreement. If the Company defaults on the line of credit and remains in default for sixty days, the private equity firm has the right to switch the borrowed amount to a 3 year, 15%, interest bearing, convertible debenture. At September 30, 2007, the Company had $18,723 outstanding under this agreement which relate to interest and fees associated with the agreement. As of September 30, 2007 the Company has not received any advances associated with the agreement other than $17,500 advanced to pay for half of the $35,000 administration fee and $1,223 advanced to pay for interest.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As an inducement to the lender, the Company issued 500,000 shares of its common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. At September 30, 2007 the unamortized portion of deferred financing costs totalled $87,768, of which $45,792 is current. and $41,976 is long-term.

Note 9 – Due to Factor

The Company has an agreement with Wells Fargo Business Credit Services (f/k/a Commerce Funding Corporation) ("Wells") for the financing of its accounts receivable. The interest rate on this financing agreement is prime plus 1% (8.75% at September 30, 2007). The maximum amount to be advanced under this agreement is $1 million. Wells has agreed to loan up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". At September 30, 2007, the Company had $61,557 outstanding under this agreement.

Note 10 – Stockholders’ Equity

Issuance of Common Stock

In connection with the financing agreement on August 27, 2007, the Company issued 500,000 restricted shares of the Company’s Common Stock at $0.11 per share. The shares are subject to piggyback registration rights. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The certificate evidencing the shares bears a restricted legend.

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

In addition, the Company agreed to purchase from Mr. Lebovitz, or Hill Inc. or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the “Purchase Price”), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases were not to exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company could cease such purchases and would have no obligation to resume them. During the nine months ended September 30, 2006, the Company repurchased a total of 400,000 shares for $100,000. The Company ceased purchasing the stock after Harry Lebovitz filed the lawsuit against the Company in April 2006.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 – Commitments and Contingencies

Lease

In May 2007, the Company extended the lease for its office building in Chatsworth, California for an additional year. Base rent for the period June 1, 2007 to May 31, 2008 will be $11,680 per month.

Litigation

The Company had been in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, where on July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining unpaid balance of $264,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet. Triumph has a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements.

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

The Company filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. On or about June 18, 2007, Mr. Lebovitz re-filed his complaint. The company has been served in this action and has filed a demurrer, challenging the legal sufficiency of the complaint. The hearing for the demurrer is set for November 20, 2007.

On June 30, 2006 the Company was forcefully evicted from its leased Eton facility and the property turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against the Company.The company is set for trial on April 14, 2008.

On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors (“NLI”) that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note. On June 21, 2007, the court denied the Company’s preliminary injunction without prejudice. The Company re-filed its complaint in July 2007. On September 20, 2007 the court issued a Right to Attach Order and Order for Issuance of Writ of Attachment in favor of the Company. The case is set for trial April 28, 2008.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At September 30, 2007, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Our revenue for the three months ended September 30, 2007 was $1,291,560 a decrease of $255,790 or 16.5% from $1,547,350 for the three months ended September 30, 2006. The reduction in revenue is primarily due to the recognition of additional costs on two contracts during that same period.

Our cost of sales for the three months ended September 30, 2007 decreased by $370,143 or 30.5% from $1,212,667 for the three months ended September 30, 2006 to $842,524 for the three months ended September 30, 2007. Our gross margin for the three months ended September 30, 2007 was 34.8% compared to 21.6% for the three months ended September 30, 2006. The increase in the gross margin is due to progress on multiple overhaul contracts which generally have higher gross margin. On the contrary, for year 2006 we recognized additional losses on two contracts, and therefore had a lower gross margin in 2006.

General and administrative expenses for the three months ended September 30, 2007 increased by $147,540 or 64.3%, from $229,311 for the three months ended September 30, 2006 to $376,851 for the three months ended September 30, 2007. The increase is due to higher professional fees related to the litigation with Mr. Lebovitz, reclassification of operations manager from direct overhead, the addition of one engineer, increased rent and the use of outside processing.

Sales and marketing expenses for the three months ended September 30, 2007 decreased by $4,098 or 8.8%, from $46,586 for the three months ended September 30, 2006 to $42,488 for the three months ended September 30, 2007. The decrease is not significant.

Other income for the three months ended September 30, 2007 was $171, a decrease of $935 or 84.5%, from $1,106 for the three months ended September 30, 2006. The decrease is not significant.

Interest expense for the three months ended September 30, 2007 was $8,068 a decrease of $4,122 or 33.8%, from $12,190 for the three months ended September 30, 2006. The decrease is due to not accruing interest on a related party debt in 2007 as it was paid in full.

Other expense for the three months ended September 30, 2007 was $23,351, an increase of $14,031 or 150.0% from $9,320 for the three months ended September 30, 2006. The increase is due to finance charges on financed receivables.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Our revenue for the nine months ended September 30, 2007 was $5,231,797 an increase of $358,235 or 7.4% from $4,873,562 for the nine months ended September 30, 2006. The increase in revenue is primarily due to completion of two major contracts as well as work performed on several overhaul contracts.

Our cost of sales for the nine months ended September 30, 2007 increased by $121,190 or 3.3% from $3,720,755 for the nine months ended September 30, 2006 to $3,841,945 for the nine months ended September 30, 2007. Our gross margin for the nine months ended September 30, 2007 was 26.6% compared to 23.7% for the nine months ended September 30, 2006. The increase in the gross margin is due to a revision in estimated costs principally related to two contracts in year 2006.

General and administrative expenses for the nine months ended September 30, 2007 increased by $130,030 or 17.0%, from $764,165 for the nine months ended September 30, 2006 to $894,195 for the nine months ended September 30, 2007. The increase is due to higher professional fees related to the litigation with Mr. Lebovitz, reclassification of operations manager from direct overhead, the addition of one engineer, increased rent and the use of outside services.

Sales and marketing expenses for the nine months ended September 30, 2007 decreased by $16,542 or 10.4%, from $158,819 for the nine months ended September 30, 2006 to $142,277 for the nine months ended September 30, 2007. The decrease is due to the termination of an employee in the marketing department during 2006.

Other income for the nine months ended September 30, 2007 was $6,195, a decrease of $16,870 or 73.1%, from $23,065 for the nine months ended September 30, 2006. The decrease is principally due to the write off of a note payable in 2006.

Interest expense for the nine months ended September 30, 2007 was $37,396 a decrease of $1,919 or 4.8%, from $39,315 for the nine months ended September 30, 2006. The decrease is due to to the payoff of the NLI loan.

Other expense for the nine months ended September 30, 2007 was $97,257, an increase of $53,831 or 124.0%, from $43,426 for the nine months ended September 30, 2006. The increase is due to finance charges on financed receivables.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had working capital of $1,196,241, as compared to $1,162,477 at December 31, 2006. We had cash and cash equivalents of $38,326 at September 30, 2007 as compared to cash and cash equivalents of $484,414 at December 31, 2006. As of September 30, 2007, we have net contract costs and estimated earnings of $2,105,896 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. We have financed our operations by financing our accounts receivables with a third party lender, converting accounts payable into notes payable and increasing the length of time that accounts payable are relieved.

During the nine months ended September 30, 2007, our cash flow from operating activities provided $71,640 while investing and financing activities used cash of, $145,827 and $371,901, respectively. The cash provided by operating activities was principally a result of our net income, increased by a reduction of accounts receivables and decreased by a reduction of accrued expenses and the accrued Triumph settlement obligation. Cash used in investing activities was a result of the purchase of property and equipment. Cash used in financing activities was a result of payments on our factoring line, capital leases, notes payable and note payable - related party.

In August 2007, we entered into a financing agreement with a private equity firm which allows us to borrow a maximum of $2,000,000 to finance certain purchase orders. The term of the agreement is two years. The obligations are secured by our guarantee and a grant of a first priority security interest in the parts and supplies from the orders and all finished goods with respect to the purchase orders. The interest rate charged on any outstanding advances is 2% per month and 3% per annum on any unused portion of the line of credit. The loan agreement also contains certain covenants including not changing our corporate structure and not incurring any liens upon any collateral of the debtor other than those permitted by the agreement. If we were to default on the line of credit and the default was to remain for sixty days, the private equity firm has the right to switch the borrowed amount to a 3 year, 15%, interest bearing, convertible debenture. At September 30, 2007, we had $18,723 outstanding under this agreement which relate to interest and fees associated with the agreement. As of September 30, 2007 we have not received any advances associated with the agreement other than $17,500 advanced to pay for half of the $35,000 administration fee and $1,223 advanced to pay for interest.

As an inducement to the lender, we issued 500,000 shares of our common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. At September 30, 2007 the unamortized portion of deferred financing costs totalled $87,768, of which $45,792 is current. and $41,976 is long-term.

We have an accounts receivable financing facility with Wells Fargo (Wells) formerly known as Commerce Funding Corporation. The interest rate is prime plus 1% (8.75% at September 30, 2007) and the maximum amount to be advanced under this agreement is $1 million. Wells has agreed to lend up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". There was $61,557 outstanding under this financing facility at September 30, 2007.

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

The Company had been in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, whereon July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. The remaining unpaid balance of $264,000 is reported as Accrued Triumph settlement obligation in the accompanying consolidated balance sheet. In connection with the settlement agreement, Triumph has a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements.

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

The Company filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. On or about June 18, 2007, Mr. Lebovitz re-filed his complaint. The company has been served in this action and has filed a demurrer, challenging the legal sufficiency of the complaint. The hearing for the demurrer is set for November 20, 2007.

On June 30, 2006 the Company was forcefully evicted from its leased Eton facility and the property turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against the Company.The company is set for trial on April 14, 2008.

On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors (“NLI”) that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note. On June 21, 2007, the court denied the Company’s preliminary injunction without prejudice. The Company re-filed its complaint in July 2007. On September 20, 2007 the court issued a Right to Attach Order and Order for Issuance of Writ of Attachment in favor of the Company. The case is set for trial April 28, 2008.

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

LOGISTICAL SUPPORT, INC.

November 9, 2007	By:	/s/ Bruce Littell
Bruce Littell
Chairman, Chief Executive Officer,
Chief Accounting Officer and Director