Form 10KSB
period 2007-12-31
Logistical Support, Inc
filed 2008-03-31
CIK 1158486

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number: 000-50222

LOGISTICAL SUPPORT, INC.
(Name of Small Business Issuer in its charter)

Utah	41-2029935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19734 Dearborn Street
Chatsworth, California 91311
(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (818) 885-0300

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Issuer’s revenues for the fiscal year ended December 31, 2007 were $6,611,412

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of December 31, 2007, was 79,345,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2007, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $2,195,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transition Small Business Disclosure Format: Yes ☐  No ☒

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

Available Information

Information regarding the Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC’s website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, NE Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

PART I

ITEM 1 - BUSINESS

Summary

We are an aerospace and defense contractor for divisions of the United States military. We derive approximately 98% of our revenues from government contracts pursuant to which we supply aircraft replacement parts for turbine engines, landing gear, structural components, and repair and overhaul services for hydraulics, mechanical systems and support equipment. We only produce parts pursuant to contracts; we do not produce parts for inventory.

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

As a result of the reverse acquisition:

•	Hill and Logistical became our wholly-owned subsidiaries;

•	The former members of Hill and Logistical acquired more than 98.8% of our common stock outstanding after the transaction;

•	Our existing directors resigned and Harry Lebovitz (who has since resigned) and Bruce Littell became our directors; and

•	All of the outstanding shares of our Series A Preferred Stock and 580,000 shares of our common stock were cancelled.

Our offices are located at 19734 Dearborn Street, Chatsworth, California 91311, telephone (818) 885-0300. Our website is www.Logistical-Support.com. Information on our website or any other website does not constitute a portion of this Form 10-KSB.

United States Government Contracts

We are an aerospace and defense contractor for divisions of the United States military. We derive approximately 98% of our revenues from government contracts pursuant to which we supply aircraft replacement parts for turbine engines, landing gear, structural components, and repair and overhaul services for hydraulics, mechanical systems and support equipment. We only produce parts pursuant to contracts; we do not produce parts for inventory. Our contracts are principally with the Department of Defense and various military acquisition organizations including the Air Force Logistics Material Command, the Defense Logistics Agency and other acquisition, supply and repair centers for the Air Force, Navy and the Army Aviation and Missile Command. We provide parts for military aircraft (known as "fixed wing aircraft") including the F-5, the F-16, the C-5, the C-130, and the KC-135 and for helicopters (known as "rotary wing aircraft") such as the UH-1, the UH-60 and the CH-47. We also perform repair and overhaul services for various aircraft including the UH-60, the CH-47 and the OH-58. We perform on contracts through a combination of assigning work to subcontractors, overhauling, repairing and producing or finalizing production of parts for delivery in our own facilities with our own engineers and machinists.

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

We are developing a more focused strategy in our bid selection criteria and have accordingly focused on bids for the manufacturing or overhauling and repairing of flight safety items that match our capabilities and experience. Flight safety items have limited competition and accordingly are more profitable. However, we cannot assure you that we will be able to maintain or increase our success rate. Based on our bidding strategy, our success rate of awarded contracts to bids submitted has improved from 8% in 2006 to 11% in 2007. During 2007, we submitted 102 bids and were awarded eleven contracts with a total value of approximately $4,020,000 and in 2006, we made 50 bids and were awarded four contracts of approximately $1,800,000.

Contract Solicitation and Bids

All of our contracts are sourced through United States government contracting protocols. The military contracting agencies or departments periodically publish public solicitations for bids on required parts and services. The solicitations identify parts for manufacture, repairs, overhaul and upgrade. We bid on selected solicitations for contracts. The entire solicitation, bid and fulfillment process for government contracts is regulated by the Federal Acquisitions Regulations, known as "FAR." The United States government and the parties it contracts with must comply with FAR in all aspects of the government contracting industry.

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

We have not received progress payments since 2003 and have recently experienced reluctance on the part of the government to pay us progress payments. We may have difficulty performing under our contracts, especially if we are required to make significant expenditures or if there is a significant delay between the completion of work and our receipt of payment. Since our contracts do not generally provide progress payments, the government does not have any payment obligations until acceptance. As a result we may require additional working capital to enable us to complete a contract.

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

Historically, approximately 70% of our government contracts were for parts, and 30% were for repair and overhaul services. Since 2004, our overhaul division has been expanding faster than the fabrication division. Our sales backlog at January 5, 2008 was $11.5 million, 40% of which are for parts while 60% are for repair and overhaul services. 15 of these contracts had a backlog value of more than $150,000 each as of January 5, 2008. We bid on contracts that range in dollar value from $25,000 to $2,400,000. Based on the value of the bids (excluding options to be exercised by the Government) submitted during 2007, approximately 31% of the bids were for contracts valued between $250,000 and $500,000 and approximately 40% of the bids were for contracts valued above $500,000. Based on the number of bids submitted during the same period, approximately 26% of the bids were for contracts that are valued between $100,000 and $250,000; approximately 19% were bids for contracts valued between $250,000 and $500,000; and approximately 9% were bids for contracts valued above $500,000. The average value of our bids in 2007 was $225,153 , and the median value of our bids in 2007 was $120,000. We were awarded eleven contracts in 2007 with a net value of approximately $4 million, including options to be exercised by the Government.

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

We are also certified by the Federal Aviation Administration to operate a commercial aircraft repair station within the "Limited Accessory" Ratings. This certification permits us to produce certain parts and perform repair and service on commercial aircraft parts. The FAA certification must be applied for and renewed every two years. However, these services constitute an immaterial portion of our revenues.

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

Backlog

As of January 5, 2008 we had a backlog of $11,400,000, most of which we expect to be delivered during the following 24 months.

Employees

As of December 31, 2007, we had 29 employees, of which three were administrative, one sales and marketing and 25 manufacturing. All salaries and wages are paid by Logistical Support, LLC. None of our employees are represented by a labor union, and we believe that our employee relations are good.

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

We derive approximately 98% of our revenues from United States government military contracts in the area of aerospace and defense which are obtained through a competitive bidding process. If we are not successful in receiving contracts for any reason, including our failure to meet eligibility requirements, competition, our failure to perform under prior contracts, and changes in government contracting policies, we would not generate sufficient revenue to continue in business.

Because of our lack of working capital and available financing and our inability to receive progress payments, we may require additional funding for us to continue our operations.

At December 31, 2007, our working capital was approximately $936,000. Included in working capital is approximately $2.1 million of contract costs and estimated earnings in excess of billings. This amount represents work performed and services rendered pursuant to government contracts. For almost all of our government contracts, we do not receive interim progress payments. As a result, we must finance the cost of the work over the length of the contract, which can continue, in some cases, for more than a year. If we are not able to obtain necessary financing, we may be unable both to meet our obligations under our existing contracts and to obtain additional contracts, which could impair our business and could result in a cessation of business.

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

We are dependent upon the continued employment of certain key employees, including our chief executive officer, Bruce Littell. Although we have an employment agreement with Mr. Littell, the agreement does not assure us that he will continue to work for us. The loss of Mr. Littell could materially impair our operations.

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

If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
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

ITEM 2 - DESCRIPTION OF PROPERTY

We lease 14,600 square feet of office space and a machine and repair facility at 19734 Dearborn Street, Chatsworth, California pursuant to a lease which expires in May 2008. The current annual rent is approximately $140,000 with standard escalation provisions. We are in negotiations to lease a facility in Chatsworth that is approximately 24,000 square feet.

ITEM 3 - LEGAL PROCEEDINGS

We have been in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, where on July 20, 2006, Triumph and us entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, we agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If we accelerate these payments we will be entitled to discount the amount paid to Triumph by up to $50,000. Triumph has a security interest in virtually all of our assets that have not been previously encumbered by other UCC-1 Financing Statements. On March 17, 2008, we paid off all amounts owing to Triumph and they released their security interest.

On March 14, 2006, we canceled a consignment agreement with Hill Inc. On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, us and our subsidiaries claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) we failed to remit amounts due under a consignment agreement with Hill Inc.; and (3) we failed to provide an accounting for amounts that Mr. Lebovitz loaned to us. Mr. Lebovitz was seeking compensatory and punitive damages as well as attorney fees. We believe that such claims are without merit and are vigorously defending ourselves against such claims.

We filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. On or about June 18, 2007, Mr. Lebovitz re-filed his complaint. We responded by filing a demurrer to the complaint, to which we have responded by filing another demurrer, which is set for hearing on April 21, 2008. The case is set for trial on July 7, 2008.

On June 30, 2006 we were forcefully evicted from our leased Eton facility and the property turned over to Mr. Lebovitz. In July 2006, we filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against us. On March 9, 2008, our landlord and we reached an agreement, whereby the landlord agreed to settle the case by paying us a total of $25,000.

On December 26, 2006, we filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors (“NLI”) that was purchased by us in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note. On June 21, 2007, the court denied our preliminary injunction without prejudice. We re-filed our complaint in July 2007. On September 20, 2007 the court issued a Right to Attach Order and Order for Issuance of Writ of Attachment in favor of us. The case is set for trial April 28, 2008.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	BID PRICE
PERIOD (1)	HIGH	LOW
2007:
First Quarter	$0.25	$0.13
Second Quarter	$0.25	$0.11
Third Quarter	$0.20	$0.05
Fourth Quarter	$0.18	$0.06

2006:
First Quarter	$0.70	$0.15
Second Quarter	$0.26	$0.15
Third Quarter	$0.35	$0.17
Fourth Quarter	$0.38	$0.14

Holders

There are approximately 540 record holders of our common stock at January 31, 2008. The number of registered shareholders includes an estimate of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Interwest Transfer Company, 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone (801) 272-9294

Dividend Policy

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

Equity Compensation Plan

The following table sets forth information relating to equity compensation plans as of December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	-0-	NA
Equity compensation plan not approved by security holders	420,000	$0.08	-0-

We do not have any equity compensation plans for our employees, directors or consultants. At December 31, 2007, there were: (1) 20,000 shares of common stock issuable upon exercise of a warrant granted in 2005 for financial consulting services; (2) 400,000 shares of common stock issuable upon exercise of a warrant granted for services as placement agent in connection with a private placement of our common stock in 2004.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the years ended December 31, 2007 and December 31, 2006 included in this Form 10KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Our primary customer is the United States Government, for whom we are an aerospace and defense contractor. Approximately 98% of our revenue is derived from these contracts.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Our revenue for the year ended December 31, 2007 was $6,611,412 an increase of $392,864, or 6.3% from $6,218,548 for the year ended December 31, 2006. The increase in revenue is primarily due to work performed on new contracts in 2007.

Our cost of sales for the year ended December 31, 2007 increased by $420,950 or 8.8% from $4,782,136 for the year ended December 31, 2006 to $5,203,086 for the year ended December 31, 2007. Our gross margin for 2007 was 21.3% compared to 23.1% for 2006. The decrease in gross margin from 2006 to 2007 is due to higher costs in 2007. These increased costs in 2007 were incurred due to performance on new contracts which increased our 2007 revenues and cost overruns.

General and administrative expenses for the year ended December 31, 2007 decreased by $62,547, or 5.3%, from $1,171,524 for the year ended December 31, 2006 to $1,108,977 for the year ended December 31, 2007.  The decrease is principally due to reduction in payroll and payroll expenses due to the decrease in number of employees, decrease in property taxes as well as professional fees.

Sales and marketing expenses for the year ended December 31, 2007 decreased by $28,985, or 13.6%, from $212,639 for the year ended December 31, 2006 to $183,654 for the year ended December 31, 2007. The decrease is immaterial.

Other income for the year ended December 31, 2007 was $169,757 compared to $85,804 for a change of $83,953 or 97.8%. The change is principally due to writing off a contingent liability due to the expiration of the Statute of Limitations.

During the year ended December 31, 2006 we purchased the loan on which we were a guarantor for an affiliated company for $200,000 which we paid in full on December 28, 2006. We had previously recorded the obligation on our books and recognized a gain on the settlement of this note of $143,398.

Interest expense for the year ended December 31, 2007 was $63,164 an increase of $10,199, or 19.3%, from $52,965 for the year ended December 31, 2006. The increase is principally due to increased borrowings in 2007 which resulted in higher interest expenses.

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

Other expense for the year ended December 31, 2007 was $154,377, an increase of $87,432, or 130.6%, from $66,945 for the year ended December 31, 2006. The increase is due to the increase in finance charges related to accounts receivables factoring and amortization of loan fees from notes payable to a related party and purchase order financing.

During the year ended December 31, 2007 and 2006, there was no tax provision as the income generated during this period can be offset by net operating loss carryforwards. Due to the use of the completed contract method for tax purposes, net operating losses for tax purposes were generated in 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had working capital of $936,393, as compared to $1,162,477 at December 31, 2006. We had cash and cash equivalents of $98,496 at December 31, 2007 as compared to cash and cash equivalents of $484,414 at December 31, 2006. As of December 31, 2007, we have net contract costs and estimated earnings of $2,072,340 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, purchase order financing and increasing the length of time that accounts payable are relieved.

During the year ended December 31, 2007, our operating, investing and financing activities used cash of $414, $156,566 and $228,938, respectively. The cash used in operating activities was principally a result of our net incomes, offset by an increase in current assets and a decrease in current liabilities. Cash used in investing activities was a result of the purchase of property and equipment. Cash used by financing activities was a result of net repayment of our factored receivables, repayment of notes payable to a related party, payment of deferred financing costs, repayment of notes payable and capital lease obligations offset by net proceeds from our purchase order financing.

In August 2007, we entered into a purchase order financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”) a private equity firm which allows us to borrow a maximum of $2,000,000 to finance certain purchase orders. The term of the agreement is two years. The obligations are secured by our guarantee and a grant of a first priority security interest in the parts and supplies from the orders and all finished goods with respect to the purchase orders. The interest rate charged on any outstanding advances is 2% per month and 3% per annum on any unused portion of the line of credit. The loan agreement also contains certain covenants including not changing our corporate structure and not incurring any liens upon any collateral of the debtor other than those permitted by the agreement. If we default on the line of credit and remain in default for sixty days, Dutchess has the right to switch the borrowed amount to a 3 year, 15%, interest bearing, convertible debenture. If we remain in default, Dutchess has the right to convert the debenture amount plus accrued interest, anytime after the debenture has been issued but before the maturity date of the debenture, into our common stock at the rate of eighty percent (80%) of the lowest closing bid price during the twenty (20) days immediately preceding the date of conversion. At December 31, 2007, we had $313,404 outstanding under this agreement as shown in our financial statements.

As an inducement to the lender, we issued 500,000 shares of its common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. At December 31, 2007 the unamortized portion of deferred financing costs totaled $76,320, of which $45,792 is current and $30,528 is long-term as shown in our financial statements.

We have an accounts receivable financing facility with Wells Fargo (Wells) formerly known as Commerce Funding Corporation. The interest rate on this financing agreement is prime plus 1% (8.25% at December 31, 2007) and the maximum amount to be advanced under this agreement is $1 million. Wells has agreed to lend up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". There was $106,984 outstanding under this financing facility at December 31, 2007.

Our ability to generate cash flow from our business is dependent upon a number of factors, including our ability to receive awards and to estimate accurately our costs. Because of the government's payment policies and the extended period of time between the commencement of work on a contract and our receipt of payment, we believe that our ability to grow is dependent upon obtaining funding, either through the sale of our securities or a credit facility that is not based on accounts receivable. To the extent that we receive more awards, we will require additional funding to finance the performance of these contracts. Our thin trading market and our stock price may make it difficult to obtain capital except on terms that are highly dilutive to our stockholders. Further, during the past year, we have changed our estimates on our contract costs. We cannot assure you that we will not have to change our estimates on other contracts. However, we believe that the purchase order financing agreement with Dutchess Private Equities Fund, Ltd. as mentioned above will provide us with the working capital required for our current and future contracts.

Cash on Hand

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months. Our cash balance in 2008 and beyond will depend on our 2008 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in 2007, and if we are able to raise capital through debt or equity financings, when and if needed, we should generate enough cash to maintain our operations beyond 2008. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

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

ITEM 7- FINANCIAL STATEMENTS

The financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 8A - CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The names, ages and positions of our directors and executive officers as, are listed below:

Name	Positions	Age
Bruce Littell	Chairman, Chief Executive Officer and Chief Financial Officer	59
Joseph Lucan	Vice President - Engineering	55
Jerry Hill	Executive Vice President	55
Agnes Houng	Vice President of Operations	37

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

BIOGRAPHICAL INFORMATION

Bruce Littell has been our chief executive and accounting officer and a director since the reverse acquisition in 2004. He was an executive officer at Logistical Support, LLC since its inception in 1997. Prior to joining Logistical Support, LLC and its affiliates, he owned and operated various privately held companies in industries including oil and gas, lending and distressed real estate reorganization and asset recovery. Prior to those engagements, Mr. Littell owned his own accounting firm. Mr. Littell worked for Eisner & Lubin in New York City and with Kenneth Leventhal in Los Angeles as a Certified Public Accountant. Mr. Littell is a Certified Public Accountant in California. He holds a Bachelor of Science degree from the New York Institute of Technology, New York and a Masters of Business Administration from Henley Management College, UK.

Joseph Lucan has been our vice president - engineering since 1996 Mr. Lucan has been involved in the manufacturing of precision aerospace products since 1972, and has hands-on experience in all aspects of the business, from CNC programming and machining to production planning and control.

Jerry Hill joined Logistical Support in 2004 for overseeing the overhaul and repair operations. He was appointed as the Executive Vice President in February 2008. He has operations experience in landing gear and hydraulics. Before joining us, Mr. Hill held operations management positions at Hawker Pacific Aerospace and Helicopter Accessory Service.

Agnes Houng joined Logistical Support in 1998.  She administers all our Government and non-Government bids and contracts.  She also provides system support to our operations and oversees the Accounting Department.   She received her Bachelor of Social Sciences degree from the University of Hong Kong and her Master of Business Administration degree from California State University, Northridge.

Committees

Since we only have one director, we do not have an audit or compensation committee.

Our sole board member does not possess all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. Our business model is not complex and our accounting issues are straightforward with the exception of contract cost estimation which can be affected by various factors and requires regular review by the management.

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

Compliance With Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, requires our directors and executive officers, and other persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to the Company and written representations that no other reports were required, we believe that all individual filing requirements applicable to our directors and executive officers were complied with under Section 16(a) during 2007.

Code of Ethics

On November 12, 2004, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our employees, generally. A copy of our code of ethics is posted on our Web site.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered to us by certain executive officers (collectively, the Company’s “Named Executive Officers”) in all capacities, other than as directors, during the fiscal year ended December 31, 2007. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 in such year. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option/Warrant Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Bruce Littell	2007	$300,000	$-	$-	$-	$-	$-	$300,000
Chairman, Chief Executive	2006	$300,000	$2,000	$-	$-	$-	$-	$302,000
Officer and Chief Financial
Officer

Joseph Lucan	2007	$116,331	$-	$-	$-	$-	$-	$116,331
Vice President - Engineering	2006	$107,115	$2,000	$-	$-	$-	$-	$109,115

Jerry Hill	2007	$119,809	$-	$-	$-	$-	$-	$119,809
Executive Vice President	2006	$110,000	$2,000	$-	$-	$-	$-	$112,000

No officer received perquisites and other personal benefits, securities, or property received in excess of 10% of his salary.

On December 15, 2005, we entered into an employment agreement with Bruce Littell pursuant to which Mr. Littell will act as our Chief Executive Officer. Unless terminated earlier in accordance with its terms, the Employment Agreement has a term of two years beginning on January 1, 2006 and ending on December 31, 2007, and the term has been automatically extended for an additional two-year. We will pay Mr. Littell an annual base salary of $300,000 for the first year of the Employment Agreement, and thereafter Mr. Littell's salary will be determined in the sole discretion of the Board of Directors of the Subsidiary. Mr. Littell’s salary is unchanged for the year ended December 31, 2007 In the event that Mr. Littell's employment is terminated by Logistical without cause; Mr. Littell is entitled to receive a lump-sum severance payment in an amount equal to two year's salary then in effect at the time of termination.

In addition, in April 2007, the Company entered into employment agreements with three executives with total annual compensation of $317,115. One of the agreements includes a provision for the Company to issue 50,000 common shares to one of these employees upon execution. All three employment agreements are for the term of one year and will be automatically extended for an additional year. As of December 31, 2007, two of the three employment agreements remained in effect.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End
Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	( $ )		(#)	(#)	(#)	($)
Bruce Littell	9,633,937	-	-	$0.20	02/28/09	-	-	-	$-

We do not have any plan or program for the grant of options, restricted stock or other equity-based incentives.

Director Compensation

We have no non-employee directors and our sole director does not receive any additional compensation for serving as a director.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and discussion provides information as to the shares of common stock beneficially owned on December 31, 2007 by:

•	each director;

•	each officer named in the summary compensation table;

•
each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned		Percentage of Outstanding Common Stock
Harry Lebovitz 956 Kagawa St. Pacific Palisades, CA 90272	26,611,302		33.54%
G. Scott Littell, trustee The Children’s Trust of 1988 1452 2nd Street Santa Monica, California 90401	18,077,365	(2)	22.78%
Bruce Littell 19734 Dearborn Street Chatsworth, California 91311	9,633,637	(1) (2)	10.83%
Absolute Return Europe Fund Camin de Sarria 63 E-07010 Establishments Spain	6,000,000	(3)	7.56%
European Catalyst Fund P.O. Box 1234 Georgetown Grand Cayman Islands	11,600,000	(4)	14.62%
Agnes Houng	50,000		0.06%
Joseph Lucan	3,105,666		3.91%
Jerry Hill	50,000		0.06%
All directors and executive officers as a group (4 individuals)	30,916,668		34.75%

(1) Includes 9,633,637 warrants that have an exercise price of $0.20.

(2) Mr. G. Scott Littell is the brother of Bruce Littell. Mr. Bruce Littell's children are the beneficiaries of The Children's Trust of 1988. The shares beneficially owned by Bruce Littell do not include any shares which are owned by The Children's Trust of 1988, as to which Mr. Bruce Littell disclaims beneficial interest.

(3) John Fleming and Ronald Tompkins have sole voting and dispositive power with respect to the securities owned by Absolute Return Europe Fund.

(4) Mr. Darius Parsi has sole voting and dispositive power with respect to the securities owned by European Catalyst Fund.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13 - EXHIBITS

(a) Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as Amended and filed in the state of Utah (1)

3.2	Bylaws of the Registrant (5)

4.1	Form of Warrant Agreement (2)

4.2	Form of Warrant Certificate (2)

4.3	Registration Rights Agreement dated September 29, 2004 (3)

4.4	Form of Warrant issued to Hunter World Markets, Inc. (3)

10.1	Stock Exchange Agreement dated as of May 27, 2004 by and among the Registrant and the other parties listed therein (1)

10.2	Securities Purchase Agreement dated September 29, 2004 (3)

10.3	Form of Lock Up Agreement (3)

10.4	General Release and Settlement Agreement dated October 15, 2004 (4)

10.5	Settlement Agreement dated as of July 18, 2006 between Logistical Support, LLC and Triumph Engineered Solutions, Inc. (11)

10.6	Settlement Agreement with Triumph Components-Arizona, Inc. (7)

10.7	General Release and Settlement Agreement (6)

10.8	Lease Agreement for Eton Road Facility (8)

10.9	Settlement Agreement and Conditional Release of Claims between Bell Helicopter Textron Inc. and Logistical Support, LLC (9)

10.10	Settlement Agreement and Conditional Release of Claims between Bell Helicopter Textron Inc. and Hill Aerospace & Defense, LLC (9)

10.11	Separation Agreement dated June 1, 2005 (10)

10.12	Loan Sale Agreement between Logistical Support LLC and National Loan Investors L.P. (12)

10.13	Purchase Order Financing Agreement between Logistical Support, LLC and Dutchess Private Equities Fund, Ltd. (13)

10.14	Security Agreement (13)

10.15	Continuing Unconditional Guaranty of Logistical Support, Inc. (13)

21.1	List of subsidiaries (7)

31.	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 27, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 29, 2004 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 8, 2004 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant's Form 10-SB Registration Statement on March 27, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 3, 2004 and incorporated herein by reference

(7)	Filed as an exhibit to the Registrant's Registration Statement on Form SB-2/Amendment No. 2, declared effective February 11, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB dated April 15, 2005, as amended, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 18, 2005, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 25, 2006, and incorporated herein by reference

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 11, 2006, and incorporated herein by reference

(13)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 31, 2007, and incorporated herein by reference

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firm, AJ. Robbins, PC during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, and (iii) services rendered in connection with tax compliance, tax advice and tax planning. We did not engage our auditors for any other services during 2007.

	December 31, 2007	December 31, 2006
Audit Fees	$73,734	$70,962
Audit Related Fees		$-
Tax Fees	$10,000	$12,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGISTICAL SUPPORT, INC.

By:	/s/ Bruce Littell
Bruce Littell Chairman, Chief Executive Officer, Chief Accounting Officer and Director

Dated: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce Littell	Chairman, Chief Executive and Finacial Officer,	March 31, 2008
Bruce Littell	(Principal executive, financial and accounting officer) and director

Logistical Support, Inc. and Subsidiary
Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2007	F-2

Consolidated Statements of Operations for the years ended
December 31, 2007 and 2006	F-3

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, CO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Logistical Support, Inc.
Chatsworth, California

We have audited the accompanying consolidated balance sheet of Logistical Support, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logistical Support, Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ AJ Robbins PC
Certified Public Accountants

Denver, Colorado
March 25, 2008

Logistical Support, Inc. and Subsidiary
Consolidated Balance Sheet
As of December 31, 2007

December 31,
2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$98,496
Accounts receivable, net of allowance for doubtful accounts of $13,972	205,468
Inventory	43,452
Contract costs and estimated earnings in excess of billings	2,089,027
Due from factor	15,088
Deferred financing cost, current portion	45,792
Other current assets	145,596

TOTAL CURRENT ASSETS	2,642,919

PROPERTY AND EQUIPMENT, net	607,042

DEFERRED FINANCING COST, LONG TERM	30,528

TOTAL ASSETS	$3,280,489

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$755,623
Accrued Triumph settlement obligation	119,000
Accrued payroll expenses	154,040
Accrued expenses	172,296
Billings in excess of contract costs and estimated earnings	16,687
Line of credit	313,404
Due to factor	106,984
Notes payable, current portion	4,669
Capital lease obligations, current portion	63,823

TOTAL CURRENT LIABILITIES	1,706,526

NOTES PAYABLE, net of current portion	5,524
CAPITAL LEASE OBLIGATIONS, net of current portion	82,856

TOTAL LIABILITIES	1,794,906

COMMITMENT AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 79,345,000 shares issued and outstanding	79,345
Additional paid-in capital	3,549,872
Due from officers/affiliates, net	(114,307)
Accumulated deficit	(2,029,327)

TOTAL STOCKHOLDERS' EQUITY	1,485,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,280,489

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Operations
For The Years Ended December 31, 2007 and 2006

	Years Ended December 31,
	2007	2006

SALES
Contracts	$6,527,952	$6,016,137
Products	83,460	202,411

TOTAL SALES	6,611,412	6,218,548

COST OF SALES
Contracts	5,138,282	4,696,001
Products	64,804	86,135

TOTAL COST OF SALES	5,203,086	4,782,136

GROSS PROFIT	1,408,326	1,436,412

OPERATING EXPENSES
General and administrative	1,108,977	1,171,524
Sales and marketing	183,654	212,639

TOTAL OPERATING EXPENSES	1,292,631	1,384,163

INCOME FROM OPERATIONS	115,695	52,249

OTHER INCOME (EXPENSE)
Other income	169,757	85,804
Gain on settlement with NLI	-	143,398
Interest expense	(63,164)	(52,965)
Provision for related party receivables	-	(25,800)
Other expense	(154,377)	(66,945)

TOTAL OTHER INCOME (EXPENSE)	(47,784)	83,492

INCOME BEFORE PROVISION FOR INCOME TAXES	67,911	135,741

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$67,911	$135,741

EFFECT OF REPRICE OF WARRANTS	-	(316,694)

NET INCOME (LOSS) ATTRIBUTED TO
COMMON STOCKHOLDERS	$67,911	$(180,953)

EARNINGS (LOSS) PER SHARE:
BASIC	$0.00	$(0.00)
DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	78,987,740	74,917,055
DILUTED	79,336,502	74,917,055

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
For The Years Ended December 31, 2007 and 2006

			Additional	Due From			Total
	Common Stock		Paid-in	Officers/	Prepaid	Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Consulting	Deficit	Equity

Balance, December 31, 2005	71,545,000	$71,545	$3,108,978	$(228,275)	$(5,786)	$(1,916,285)	$1,030,177

Provision for advances to officers/affiliates	-	-	-	113,968	-	-	113,968

Repurchase of common stock
from related party	(400,000)	(400)	(99,600)	-	-	-	(100,000)

Exercise of warrants for cash	7,600,000	7,600	144,400	-	-	-	152,000

Amortization of prepaid consulting	-	-	-	-	5,786	-	5,786

Effect of reprice of warrants	-	-	316,694	-	-	(316,694)	-

Net income	-	-	-	-	-	135,741	135,741

Balance, December 31, 2006	78,745,000	78,745	3,470,472	(114,307)	-	(2,097,238)	1,337,672

Issuance of stock for compensation	100,000	100	24,900	-	-	-	25,000

Issuance of stock for financing agreement	500,000	500	54,500	-	-	-	55,000

Net income	-	-	-	-	-	67,911	67,911

Balance, December 31, 2007	79,345,000	$79,345	$3,549,872	$(114,307)	$-	$(2,029,327)	$1,485,583

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2007 and 2006

	Years Ended December 31,
	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$67,911	$135,741
Adjustment to reconcile net income to net cash
used in operating activities:
Depreciation expense	122,420	84,276
Provision for related party receivable	-	25,800
Amortization of fair value of warrants issued to consultants	-	5,786
Gain on write-off of liabilities	-	(9,143)
(Gain) on extinguishment of debt	-	(143,398)
Other long-term liabilities	(113,335)	(38,335)
Common stock issued for services	25,000	-
Amortization of deferred financing costs	15,264	-
Changes in operating assets and liabilities:
Other receivables	-	10,523
Accounts receivable	282,190	28,082
Due from officers/affiliates	-	88,168
Inventory	-	59,439
Contract costs	11,396	(120,797)
Due from factor	166,230	(181,318)
Other current assets	(39,710)	(40,842)
Accounts payable	140,946	(114,331)
Accrued Triumph settlement obligation	(530,000)	(301,000)
Accrued payroll expenses	(135,523)	-
Accrued expenses	(29,890)	324,665
Billings in excess of contract costs	16,687
Guaranteed obligation of related party	-	(200,000)

Net cash used in operating activities	(414)	(386,684)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(156,566)	(59,070)

Net cash used in investing activities	(156,566)	(59,070)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	152,000
Proceeds (Repayments) of factoring receivables, net	(214,300)	321,284
Proceeds from the issuance of notes payable to related party	-	225,000
Repayment of notes payable to related party	(225,000)
Proceeds (Repayments) of line of credit, net	313,404	-
Payment of deferred financing costs	(36,584)
Repurchase of common stock from a related party	-	(100,000)
Payments on capital lease obligations	(61,454)	(45,088)
Payments on notes payable	(5,004)	(10,244)

Net cash provided by (used in) financing activities	(228,938)	542,952

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(385,918)	97,198

CASH AND CASH EQUIVALENTS, Beginning of year	484,414	387,216

CASH AND CASH EQUIVALENTS, End of year	$98,496	$484,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$55,382	52,965
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation	$89,000	$40,220
Issuance of Line of credit for financing costs and interest	$18,723	$-
Issuance of common stock for financing costs	$55,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 1 - Organization and Significant Accounting Policies

Organization and Line of Business

Logistical Support, Inc. (the “Company”) was created as a result of a business combination between Bikini Team International (“Bikini”), Logistical Support, LLC (“Logistical”) and Hill Aerospace & Defense, LLC (“Hill”). Logistical is a California limited liability company formed on January 29, 1997. Hill was a California limited liability company formed on November 19, 1997. Logistical and Hill were two entities under common control. On March 31, 2006, Hill merged into Logistical. On May 27, 2004, Logistical and Hill entered into a Share Exchange Agreement with Bikini Team International, Inc. (“Bikini”), a publicly traded company. Effective June 2, 2004, Bikini changed its name to Logistical Support, Inc. (the “Company”). Since the members of Logistical and Hill obtained control of Bikini, according to FASB Statement No. 141 - “Business Combinations,” this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

The Company has a manufacturing facility located in Chatsworth, California. It manufactures, overhauls, repairs and sells military spare parts under government contracts. The Company’s primary customer is the United States Government.

Restatement

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

w
For the year ended December 31, 2006, net loss attributed to common stockholders increased $316,694 ($0.00 per share) from net income of $135,741 to net loss attributed to common stockholders of $180,953. Cash flows from operating activities did not change.

w
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
For the Years Ended December 31, 2007 and 2006

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and Logistical. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the years ended December 31, 2007 and 2006. As of December 31, 2007, there were no options outstanding.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2007 and for the years ended December 31, 2007 and 2006, the Company used estimates in determining the realization of its accounts receivable and inventory, valuation of contract costs in excess of billings and recognition of revenue based on a percentage of completion. Actual results could differ from these estimates.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has not experienced a loss in such accounts. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company’s principal customer is the United States government which accounted for 98.3% and 96.6% of the Company’s sales for the years ended December 31, 2007 and 2006, respectively. Management does not believe significant credit risk existed at December 31, 2007.

Accounts Receivable

The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience.

Inventory

Inventory is principally parts and is stated at the lower of cost or market utilizing the first-in, first-out method.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Contract Costs/Contract Billings

Contract costs are stated at cost plus estimated profits, but not in excess of realizable value, less amounts billed on the contract. The estimated profits on a contract are based on the Company’s historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of the Company’s estimated overhead. The actual results could differ significantly from the Company’s estimates and these differences could be material to the Company’s financial statements. The Company accounts for the change in estimate in the period of change so that the balance sheet at the end of the period of change and the accounting for revenue recognition in subsequent periods are as they would have been if the revised estimate had been the original estimate.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-7 years. Test stands are stated at cost and are depreciated using the units of productions method over the estimated number of parts to be produced under the relevant contracts.

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

Revenue Recognition

Sales under long-term government contracts are recorded under the percentage of completion method. Contract sales and contract cost of sales are recorded as contract work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the Company’s estimates of costs and contract value. Cost estimates include direct and indirect costs such as labor, materials and factory overhead. Contract change orders and claims are included when they can be reasonably estimated and realization is probable. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

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

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.   SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 potentially dilutive securities outstanding of which 348,762 were considered common equivalent shares outstanding at December 31, 2007 and 2006.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Year Ended December 31,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings (loss) per share

Net income (loss) attributed to common stockholders	$67,911			$(180,953)

Weighed shares outstanding		78,987,740			74,917,055

			$0.00			$(0.00)

Diluted earnings (loss) per share				N/A

Net income (loss) attributed to common stockholders	$67,911

Weighed shares outstanding		78,987,740
Effect of dilutive securities
Warrants		348,762
		79,336,502

			$0.00

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2007 and 2006, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders equity the change in comprehensive loss.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements, none of which had a material effect on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position. Management is currently evaluating the impact of FASB 160 on the consolidated financial statements.

In December 2007, the FASB issued FASB 141R, Business Combinations (“FASB 141R”). Under FASB 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt FASB 141R effective January 1, 2009.

Note 2 - Due From Officers/Affiliates

The amounts due from officers/affiliates was $114,307 at both December 31, 2007 and 2006 and is principally advances made to certain of the Company's executives and to certain companies that are owned or partially owned by individuals who had a membership interest in the Logistical and Hill. These advances are non-interest bearing and are payable upon the demand of the Company. The change in the due from officer/affiliates balance from December 31, 2005 to December 31, 2006 of $113,968 is entirely due to cash collected by the Company from consignment sales for an affiliate of Harry Lebovitz. As of December 31, 2005, the Company established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz for the full amount of $587,254. During 2006 the Company made $25,800 in cash payments to third parties under terms of existing guarantee agreements on behalf of the Lebovitz controlled entities. A provision for loss of those amounts has been provided and correspondingly added to the allowance for net receivables. As of December 31, 2006, affiliates of Mr. Lebovitz owe the Company a total of $613,054 which is fully offset by an allowance for uncollectible accounts. The Company owes an affiliate of Mr. Lebovitz $113,968 related to consignment sales. The Company believes it has the legal right of offset to apply the cash collected on behalf of one of Mr. Lebovitz's affiliates against balances due from the same affiliate of Mr. Lebovitz; however, due to the pending litigation with Mr. Lebovitz, the Company has recorded the liability in the amount of $113,968 which is netted with other related party receivables and payables.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

A summary of the due from officers/affiliates is below:
	Balance			Balance
	12/31/2005	Additions	Subtractions	12/31/2006
Harry Lebovitz controlled/affiliated entities	$587,254	25,800	(113,968)	$499,086
Less: Allowance for Losses	(587,254)	(25,800)	-	(613,054)
Net receivable/(payable)	$-	-	(113,968)	$(113,968)

Other Affiliated Entities	$228,275	none	none	$228,275
Less: Allowance for Losses	-	none	none	-
Net receivable from other affiliates	$228,275			$228,275

Net Amount shown on Balance Sheet	$228,275			$114,307

	Balance			Balance
	12/31/2006	Additions	Subtractions	12/31/2007
Harry Lebovitz controlled/affiliated entities	$499,086	none	none	$499,086
Less: Allowance for Losses	(613,054)	none	none	(613,054)
Net receivable/(payable)	$(113,968)	none	none	$(113,968)

Other Affiliated Entities	$228,275	none	none	$228,275
Less: Allowance for Losses	-	none	none	-
Net receivable from other affiliates	$228,275			$228,275

Net Amount shown on Balance Sheet	$114,307			$114,307

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

The Company believes that the $228,275 due from affiliates is collectible since the amount is due from long-term employees who have employment contracts with the Company. In addition, the Company has determined that the individual employees are capable of repaying these advances.

Note 3 - Contract Costs

Contract costs at December 31, 2007 consisted of the following:

Contract cost incurred, including estimated profit	$14,242,183
Less: amounts billed	(12,169,843)
$2,072,340

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

Contract costs in excess of billings	$2,089,027
Billings in excess of contract costs	(16,687)
$2,072,340

The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments, up to the total amount of progress payment outstanding. As of December 31, 2007, the total amount of progress payment outstanding was $149,700. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

During the years ended December 31, 2007 and 2006, there were differences in the Company’s estimated profits on contracts as reported in prior year financial statements and the actual results, for both Triumph litigation (See Note 13) related contracts and other contracts. The loss recognized in 2007 and 2006 related to these Triumph contracts were approximately $243,000 and $62,000, respectively. Losses from other contracts in 2007 and 2006 totaled approximately $424,000 and $134,000, respectively. The 2007 losses on certain contacts resulted from adjustments made in total material and labor costs, a 20% increase in 2007 of the future factory overhead burden rate as well as a reduction of contract revenue for two overhaul contracts due to a higher scrap rate. The change in estimated labor costs amounted to $247,000 on these contracts.

Note 4 - Property and Equipment

Machinery and equipment	$458,317
Test Equipment	438,223
Automobiles	54,491
Office equipment	103,882
1,054,913
Less accumulated depreciation and amortization	(447,871)

$607,042

Depreciation expense for the years ended December 31, 2007 and 2006 was $122,420 and $84,276, respectively.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 5 - Note Payable, Related Party

During December 2006 the Company borrowed $225,000 from the Hunter Fund, which was an entity controlled by a significant shareholder of the Company. The note was secured by all of the assets of the Company, not previously given as collateral. The Company paid a placement fee of $22,500 in connection with the note that was amortized over the term of the loan. The note including the principal and interest of $22,500 was repaid in June, 2007.

Note 6 - Notes Payable

Notes payable at December 31, 2007 were as follows:

Note payable to bank, collateralized by automobile, interest at 8.5% per annum, monthly principal and interest of $446, note due January 2010.	10,193
Less: current portion	(4,669)
$5,524

Principal payments on these notes payable are as follows:

Year ending December 31,
2008	$4,669
2009	5,081
2010	443

$10,193

Note 7 - Guaranteed Obligation of Related Party

The Company was one of six guarantors who guaranteed the debt of Hill Industries, Inc.(“Hill Industries”), an affiliated company. The debt of Hill Industries arose from a note payable issued to a financial institution in 1999. The Company was making the required interest payments on this debt, but ceased making such payments in May 2006. Consequently, National Loan Investors ("NLI"), the finance company that made the original loan to Hill Industries, discovered that the modification of the original note agreement dated January 25, 2005 was not executed by Hill Industries because of its not having been in good standing with the state of California. This in turn made the note modification of January 25, 2005 ineffective which resulted in the acceleration of the balance due. It was not until NLI's investigation was it known by both the Company and NLI that Hill Industries did not execute the note.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

On December 5, 2006, the Company entered into a Loan Sale Agreement with NLI pursuant to which the Company agreed to purchase from NLI all rights of NLI to the promissory note of Hill Industries. The balance due on the Note was $338,365, representing $313,381 in principal, $17,928 in accrued interest, $935 in late charges and $3,120 in legal fees. The purchase price for the Note was $200,000 and was paid in full on December 28, 2006. The Company recognized a gain on the settlement of this note of $143,398 in 2006.

Note 8 - Line of Credit

In August 2007, the Company entered into a purchase order financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”) a private equity firm which allows the Company to borrow a maximum of $2,000,000 to finance certain purchase orders. The term of the agreement is two years. The obligations are secured by a guarantee of the Company and a grant of a first priority security interest in the parts and supplies from the orders and all finished goods with respect to the purchase orders. The interest rate charged on any outstanding advances is 2% per month and 3% per annum on any unused portion of the line of credit. The loan agreement also contains certain covenants including not changing the corporate structure of the Company and not incurring any liens upon any collateral of the debtor other than those permitted by the agreement. If the Company defaults on the line of credit and remains in default for sixty days, Dutchess has the right to switch the borrowed amount to a 3 year, 15%, interest bearing, convertible debenture. If in default, Dutchess has the right to convert the debenture amount plus accrued interest, anytime after the debenture has been issued but before the maturity date of the debenture, into common stock of the Company at the rate of eighty percent (80%) of the lowest closing bid price during the twenty (20) days immediately preceding the date of conversion. At December 31, 2007, the Company had $313,404 outstanding under this agreement as shown in the Company’s financial statements.

As an inducement to the lender, the Company issued 500,000 shares of its common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. At December 31, 2007 the unamortized portion of deferred financing costs totaled $76,320, of which $45,792 is current and $30,528 is long-term as shown in the Company’s financial statements.

Also see Note 14.

Note 9 - Due to Factor

The Company has an agreement with Wells Fargo Business Credit Services (f/k/a Commerce Funding Corporation) ("Wells") for the financing of its accounts receivable. The interest rate on this financing agreement is prime plus 1% (8.25% at December 31, 2007). The maximum amount to be advanced under this agreement is $1 million. Wells has agreed to loan up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". At December 31, 2007, the Company had $106,984 outstanding under this agreement and had amounts collected by the factor but not yet remitted to the Company of $15,088 recorded as due from factor.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 10 - Stockholders’ Equity

Issuance of Common Stock

In connection with the financing agreement on August 27, 2007, the Company issued 500,000 restricted shares of the Company’s Common Stock at $0.11 per share, the market value of the stock.

In connection with stock bonus agreements on April 12, 2007, the Company issued 100,000 shares of the Company’s Common Stock at $0.25 per share as compensation, the market value of the stock.

Repurchase of Common Stock

Effective June 1, 2005, the Company entered into a Separation Agreement by and between the Company, Logistical and Mr. Harry Lebovitz, Hill Industries, Inc. ("Hill Inc") and Hill Industries, LLC ("Hill LLC"). Hill Inc and Hill LLC are entities owned and controlled by Mr. Lebovitz. Pursuant to the terms of the Separation Agreement, Mr. Lebovitz resigned effective immediately from the Board of Directors of the Company and effective July 1, 2005 he no longer served in any management or service role at the Company or its subsidiary, Logistical.

In addition, the Company agreed to purchase from Mr. Lebovitz, or Hill Inc or Hill LLC (at the discretion of the Company) shares of common stock of the Company owned by such persons at a price per share of $0.25 (the "Purchase Price"), at the rate of $25,000 per month for a period of twelve months commencing on June 15, 2005. The aggregate purchases shall not exceed $300,000 over a twelve-month period, resulting in the Company acquiring up to 1,200,000 shares of common stock under the Agreement. Under certain conditions set forth in the Agreement, the Company could cease to make such purchases and would have no obligation to resume them. As of December 31, 2006, the Company purchased 1,100,000 shares of common stock for $275,000. These 1,100,000 shares were retired upon repurchase.

The Company ceased purchasing the stock after Harry Lebovitz filed the lawsuit disclosed in Note 13.

Warrants

On September 29, 2005, the Company entered into an agreement with Hawk Associates, Inc. to provide investor relations, financial media relations and other appropriate consulting and advisory services for a period of six months. In connection with this agreement the Company issued to Hawk Associates 20,000 warrants to purchase shares of the Company’s common stock at $1.30 per share. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.0%, a dividend yield of 0% and volatility of 45%. The value of these warrants of $11,571 was amortized into expense over the six month term of the agreement.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Exercise of Warrants

In 2004, the Company granted 8,000,000 warrants exercisable by Hunter World Markets at $0.25 per share as part of a private placement of equity. The value of the original warrants was considered part of the placement agent's compensation and therefore no expense was recorded for the issuance of these warrants. In July 2006, the Company reduced the exercise price of the warrants from $0.25 to $0.02 as incentive for Hunter to exercise the warrants for cash in order for the Company to generate sufficient funds to make a payment on the Triumph settlement obligation. In July 2006, Hunter exercised 7,600,000 of these warrants which resulted in gross proceeds to the Company of $152,000. The Company calculated the change in the fair value of the old warrants ($0.25 exercise price) and the new warrants ($0.02 exercise price) to be $316,694. The value was determined using the Black-Scholes pricing model using the following assumptions: term of 3.25 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 138%. The Company has recorded the change in fair value as a reduction of net income in computing net loss attributed to common stockholders.

The following table summarizes the warrants outstanding:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2005	17,653,937	$0.22
Exercised	(7,600,000)	$0.02
Balance, December 31, 2006	10,053,937	$0.20
Balance, December 31, 2007	10,053,937	$0.20
Exercisable, December 31, 2007	10,053,937	$0.20

The weighted average remaining contractual life of warrants outstanding is 1.19 years at December 31, 2007. The intrinsic value of warrants outstanding at December 31, 2007 was $20,000. The exercise prices for the warrants outstanding at December 31, 2007 were as follows:

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Number of Warrants	Exercise Price
400,000	$0.02
9,633,937	$0.20
20,000	$1.30
10,053,937

Note 11 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Allowance for doubtful accounts	$250,953
Accrued compensation	35,921
Net operating loss carryforward	818,693
Total deferred tax assets	1,105,567
Less valuation allowance	(731,850)
373,717
Deferred tax liabilities:
Depreciation and amortization, net	(65,749)
Accrued legal settlement	(10,000)
Contract revenue	(297,968)
Net deferred tax liability	$-

The Components of deferred income tax expense (benefit) are as follows:

	December 31,	December 31,
	2007	2006

Accrued compensation	780	$(4,760)
Net operating loss carryforward/back	(43,913)	(161,528)
Allowance for Doubtful Accounts	-	(9,816)
Legal Settlement	10,000	103,157
Depreciation & Amortization, net	14,133	1,350
Contract revenue	(24,388)	161,973
Total	(43,388)	90,376
Increase (decrease) in valuation allowance	43,388	(90,376)

Income tax (benefit)	$-	$-

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	December 31,	December 31,
	2007	2006

Tax expense at federal statutory rates	$23,091	$46,438
Settlement of debt	-	(51,864)
Contract revenue	20,730	(137,677)
Change in liabilities	(38,534)	-
Allowance for doubtful receivables	-	8,223
Other	(15,463)	(31,936)
Net operating loss carryforward	10,176	166,816

	$-	$-

At December 31, 2007 and 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $2,046,000 and $1,937,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years through 2025. State NOLs, if unused, could expire in varying amounts through 2019.

Note 12 - Related Party Transactions

On November 30, 2004, the Company entered into a consignment agreement with Hill Inc, a related party, whereby Hill Inc will deliver products to the Company to be sold on a consignment basis. The Company had consignment sales under this agreement during the year ended December 31, 2006 of $61,367. This agreement was terminated in March 2006.

Note 13 - Commitments and Contingencies

Litigation

The Company had been in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, where on July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. Triumph has a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements. On March 17, 2008, the Company fulfilled its obligations to Triumph.

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

On March 14, 2006, the Company canceled a consignment agreement with Hill Inc. (and entity controlled by Mr. Lebovitz). On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, the Company’s Chief Executive Officer, the Company, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) the Company failed to remit amounts due under a consignment agreement with Hill Inc.; and (3) the Company failed to provide an accounting for amounts that Mr. Lebovitz loaned to Logistical. Mr. Lebovitz was seeking compensatory and punitive damages as well as attorney fees. The Company believes that such claims are without merit and is vigorously defending itself against such claims.

The Company filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. On or about June 18, 2007, Mr. Lebovitz re-filed his complaint. The Company responded by filing a demurrer to the complaint, which is set for hearing on April 21, 2008. The case is set for trial on July 7, 2008.

On June 30, 2006 the Company was forcefully evicted from its leased Eton facility and the property turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against the Company. On March 9, 2008, the Company and its landlord reached an agreement, whereby the landlord agreed to settle the case by paying the Company a total of $25,000. This amount has been recorded as a receivable in the accompanying financial statements.

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

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At December 31, 2007, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

Employment Agreements

On December 15, 2005, Logistical and Bruce Littell entered into an employment agreement pursuant to which Mr. Littell will act as Logistical’s Chief Executive Officer. Unless terminated earlier in accordance with its terms, the Employment Agreement has a term of two years beginning on January 1, 2006 and ending on December 31, 2007, and the term has been automatically extended for an additional two-year term. Logistical will pay Mr. Littell an annual base salary of $300,000 for the first year of the Employment Agreement, and thereafter Mr. Littell's salary will be determined in the sole discretion of the Board of Directors of the Subsidiary. Mr. Littell’s salary is unchanged for the year ended December 31, 2008. In the event that Mr. Littell's employment is terminated by Logistical without cause, Mr. Littell is entitled to receive a lump-sum severance payment in an amount equal to two year's salary then in effect at the time of termination.

In addition, in April 2007, the Company entered into employment agreements with three executives with total annual compensation of $317,115. One of the agreements also includes a provision for the Company to issue 50,000 common shares to one employee upon execution. All three employment agreements are for the term of one year and will be automatically extended for an additional year. As of December 31, 2007, two of the three employment agreements remained in effect.

Leases

The Company leases a 14,600 square foot office building in Chatsworth, California under an operating lease agreement. In May 2007, the Company extended the lease for its office building in Chatsworth, California for an additional year. Base rent for the period June 1, 2007 to May 31, 2008 will be $11,680 per month. The Company also leases office equipment and an automobile under non-cancelable operating leases. In addition, the Company leases office equipment under capital lease obligations.

Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

Logistical Support, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

	Capital	Operating
	Leases	Leases
Year ending December 31,
2008	$75,664	$58,400
2009	33,995	-
2010	31,008	-
2011	22,045
2012	9,172	-

Net Minimum Lease Payments	171,884	$58,400

Less: Amounts Representing Interest and Sales Tax	(25,205)

Present Value of Net Minimum Lease Payments	146,679
Less: Current Portion	(63,823)

Long-Term Portion	$82,856

The Company incurred rent expense of $169,437 and $239,613 for the years ended December 31, 2007 and 2006, respectively. Depreciation expense for the assets under capital leases was $46,420 and $44,802 for the years ended December 31, 2007 and 2006, respectively. The cost and accumulated amortization of the assets under capital lease obligations are $176,356 and $152,600, respectively, at December 31, 2007.

Note 14 - Subsequent Events

Effective January 22, 2008, Logistical entered into an amendment to Purchase Order Financing Agreement (the “Amendment”) with Dutchess Private Equities Fund Ltd. (“Dutchess”) pursuant to which the Company agreed to provide 500,000 additional restricted shares of the Company’s Common Stock in consideration of the agreement by Dutchess to extend payment on the advances as set forth in the Amendment. Also see note 8.