Form 10-Q
period 2008-03-31
Logistical Support, Inc
filed 2008-05-15
CIK 1158486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-50222
(Commission file number)

LOGISTICAL SUPPORT, INC.
(Exact name of registrant as specified in its charter)

Utah	41-2029935
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

19734 Dearborn Street, Chatsworth, California 91311
(Address of Principal Executive Offices)

(818) 885-0300
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On May 15, 2008, 79,845,000 shares of the registrant's common stock were outstanding.

LOGISTICAL SUPPORT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Logistical Support, Inc. and Subsidiary
Consolidated Balance Sheets
As of March 31, 2008 And December 31, 2007

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95,119	98,496
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972, respectively	449,684	205,468
Inventory	44,412	43,452
Contract costs and estimated earnings in excess of billings	3,138,080	2,089,027
Due from factor	10,504	15,088
Deferred financing cost, current portion	64,739	45,792
Other current assets	326,553	145,596

TOTAL CURRENT ASSETS	4,129,091	2,642,919

PROPERTY AND EQUIPMENT, net	580,095	607,042

DEFERRED FINANCING COST, LONG TERM	26,975	30,528

TOTAL ASSETS	$4,736,161	3,280,489

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,260,433	755,623
Accrued Triumph settlement obligation	-	119,000
Accrued payroll expenses	184,279	154,040
Accrued expenses	218,971	172,296
Billings in excess of contract costs and estimated earnings	20,048	16,687
Line of credit	968,244	313,404
Due to factor	351,703	106,984
Notes payable, current portion	4,777	4,669
Capital lease obligations, current portion	53,670	63,823

TOTAL CURRENT LIABILITIES	3,062,125	1,706,526

NOTES PAYABLE, net of current portion	4,294	5,524
CAPITAL LEASE OBLIGATIONS, net of current portion	75,105	82,856
TOTAL LIABILITIES	3,141,524	1,794,906

COMMITMENT AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 79,845,000 and 79,345,000 shares issued and outstanding	79,845	79,345
Additional paid-in capital	3,579,372	3,549,872
Due from officers/affiliates, net	(114,307)	(114,307)
Accumulated deficit	(1,950,273)	(2,029,327)
TOTAL STOCKHOLDERS' EQUITY	1,594,637	1,485,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,736,161	3,280,489

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Operations
For The Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

SALES
Contracts	$2,128,254	$1,800,237
Products	2,067	13,068

TOTAL SALES	2,130,321	1,813,305

COST OF SALES
Contracts	1,647,170	1,317,981
Products	2,185	1,936

TOTAL COST OF SALES	1,649,355	1,319,917

GROSS PROFIT	480,966	493,388

OPERATING EXPENSES
General and administrative	269,222	254,516
Sales and marketing	34,553	46,460

TOTAL OPERATING EXPENSES	303,775	300,976

INCOME FROM OPERATIONS	177,191	192,412

OTHER INCOME (EXPENSE)
Other income	650	949
Interest expense	(72,988)	(15,748)
Other expense	(25,799)	(39,494)

TOTAL OTHER INCOME (EXPENSE)	(98,137)	(54,293)

INCOME BEFORE PROVISION FOR INCOME TAXES	79,054	138,119

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$79,054	$138,119

EARNINGS PER SHARE:
BASIC	$0.00	$0.00
DILUTED	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	79,724,121	78,745,000
DILUTED	80,019,400	80,081,661

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
For The Three Months Ended March 31, 2008
(Unaudited)

			Additional	Due From		Total
	Common Stock		Paid-in	Officers/	Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit	Equity

Balance, December 31, 2007	79,345,000	$79,345	$3,549,872	$(114,307)	$(2,029,327)	$1,485,583

Issuance of common stock for financing costs	500,000	500	29,500		-	30,000

Net income	-	-	-	-	79,054	79,054
Balance, March 31, 2008	79,845,000	$79,845	$3,579,372	$(114,307)	$(1,950,273)	$1,594,637

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOW FROM (TO) OPERATING ACTIVITIES:
Net income	$79,054	$138,119
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation expense	29,409	25,896
Amortization of deferred financing costs	14,606	-
Issuance of line of credit for financing costs and interest	42,217	-
Changes in operating assets and liabilities:
Accounts receivable	(244,216)	(171,622)
Inventory	(960)	(1,095)
Contract costs	(1,049,053)	66,965
Due from factor	4,584	181,318
Other current assets	(180,957)	(33,930)
Accounts payable	504,810	(109,509)
Accrued Triumph settlement obligation	(119,000)	(120,000)
Accrued payroll expenses	30,239	-
Accrued expenses	46,675	35,900

Net cash provided by (used in) operating activities	(839,231)	12,042

CASH FLOW FROM (TO) INVESTING ACTIVITIES:
Purchase of property and equipment	(2,462)	(52,373)

Net cash used in investing activities	(2,462)	(52,373)

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
Proceeds (Repayments) of factoring receivables, net	244,719	(296,569)
Proceeds (Repayments) of line of credit, net	612,623	-
Payments on capital lease obligations	(17,904)	(10,521)
Payments on notes payable	(1,122)	(1,648)

Net cash provided by (used in) financing activities	838,316	(308,738)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,377)	(349,069)

CASH AND CASH EQUIVALENTS, Beginning of period	98,496	484,414

CASH AND CASH EQUIVALENTS, End of period	$95,119	$135,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$3,675	$3,556
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of line of credit for financing costs and interest	$42,217	$-
Issuance of common stock for financing costs	$30,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB filed with the SEC. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and Logistical Support, LLC (“Logistical”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2008 and for the three months ended March 31, 2008 and 2007, the Company used estimates in determining the realization of its accounts receivable and inventory, valuation of contract costs in excess of billings and recognition of revenue based on a percentage of completion. Actual results could differ from these estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the three months ended March 31, 2008. As of March 31, 2008, there were no options outstanding.

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

Note 2 – Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 warrants outstanding at March 31, 2008 and 2007 of which 295,279 and 1,336,661 were considered common equivalent shares, respectively.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$79,054			$138,119

Weighed shares outstanding		79,724,121			78,745,000

			$0.00			$0.00

Diluted earnings per share

Net income	$79,054			$138,119

Weighed shares outstanding		79,724,121			78,745,000
Effect of dilutive securities		295,279			1,336,661
Warrants		80,019,400			80,081,661

			$0.00			$0.00

Note 3 - Due From Officers/Affiliates

The amounts due from officers/affiliates was $114,307 at March 31, 2008 is principally advances made to certain of the Company's executives and to certain companies that are owned or partially owned by affiliates or individuals who had a membership interest in either or both Logistical and Hill Aerospace & Defense, LLC, (“Hill”), an affiliate of the company, which was merged into Logistical Support on March 31, 2006. These advances are non-interest bearing and are payable upon the demand of the Company. The change in the due from officer/affiliates balance from December 31, 2005 to December 31, 2006 of $113,968 is entirely due to cash collected by the Company from consignment sales for an affiliate of Harry Lebovitz. As of December 31, 2005, the Company established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz for the full amount of $587,254. During 2006 the Company made $25,800 in cash payments to third parties under terms of existing guarantee agreements on behalf of the Lebovitz controlled entities. A provision for loss of those amounts has been provided and correspondingly added to the allowance for net receivables. As of December 31, 2006, affiliates of Mr. Lebovitz owe the Company a total of $613,054 which is fully offset by an allowance for uncollectible accounts. The Company owes an affiliate of Mr. Lebovitz $113,968 related to consignment sales. The Company believes it has the legal right of offset to apply the cash collected on behalf of one of Mr. Lebovitz's affiliates against balances due from the same affiliate of Mr. Lebovitz; however, due to the pending litigation with Mr. Lebovitz, the Company has recorded the liability in the amount of $113,968 which is netted with other related party receivables and payables.

A summary of the due from officers/affiliates is below:

	Balance			Balance
	12/31/2007	Additions	Subtractions	3/31/2008
Harry Lebovitz controlled/affiliated entities	$499,086	none	none	$499,086
Less: Allowance for Losses	(613,054)	none	none	(613,054)
Net receivable/(payable)	$(113,968)	none	none	$(113,968)

Other Affiliated Entities	$228,275	none	none	$228,275
Less: Allowance for Losses	-	none	none	-
Net receivable from other affiliates	$228,275			$228,275

Net Amount shown on Balance Sheet	$114,307			$114,307

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company believes that the $228,275 due from affiliates is collectible since the amount is due from long-term employees who have employment contracts with the Company. In addition, the Company has determined that the individual employees are capable of repaying these advances.

Note 4 – Contract Costs

Contract costs at March 31, 2008 consisted of the following:

Contract cost incurred, including estimated profit	$8,909,483
Less: amounts billed	(5,791,451)
$3,118,032

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

Contract costs in excess of billings	$3,138,080
Billings in excess of contract costs	(20,048)
$3,118,032

The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments, up to the total amount of progress payment outstanding. As of March 31, 2008, the total amount of progress payments outstanding was $149,700. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

Note 5 – Property and Equipment

The cost of property and equipment at March 31, 2008 consisted of the following:

Machinery and equipment	$458,317
Test equipment	440,685
Automobiles	54,491
Office equipment	103,882
1,057,375
Less accumulated depreciation and amortization	(477,280)

$580,095

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation expense for the three months ended March 31, 2008 and 2007 was $29,409 and $25,896, respectively.

Note 6 – Notes Payable

Notes payable at March 31, 2008 were as follows:

Note payable to bank, collateralized by automobile, interest at 8.5% per annum, monthly principal and interest of $446, note due January 2010.	9,071
Less: current portion	(4,777)
$4,294

Note 7 – Line of Credit

In August 2007, the Company entered into a purchase order financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”) a private equity firm which allows the Company to borrow a maximum of $2,000,000 to finance certain purchase orders. The term of the agreement is two years. The obligations are secured by a guarantee of the Company and a grant of a first priority security interest in the parts and supplies from the orders and all finished goods with respect to the purchase orders. The interest rate charged on any outstanding advances is 2% per month and 3% per annum on any unused portion of the line of credit. The loan agreement also contains certain covenants including not changing the corporate structure of the Company and not incurring any liens upon any collateral of the debtor other than those permitted by the agreement. If the Company defaults on the line of credit and remains in default for sixty days, Dutchess has the right to switch the borrowed amount to a 3 year, 15%, interest bearing, convertible debenture. If in default, Dutchess has the right to convert the debenture amount plus accrued interest, anytime after the debenture has been issued but before the maturity date of the debenture, into common stock of the Company at the rate of eighty percent (80%) of the lowest closing bid price during the twenty (20) days immediately preceding the date of conversion. At March 31, 2008, the Company had $968,244 outstanding under this agreement as shown in the Company’s financial statements.

As an inducement to the lender, the Company issued 500,000 shares of its common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. In addition effective January 22, 2008, the Company entered into an amendment to Purchase Order Financing Agreement (the “Amendment”) with Dutchess pursuant to which the Company agreed to provide 500,000 additional restricted shares of the Company’s Common Stock valued at $30,000 in consideration for Dutchess agreeing to extend payment on the advances as set forth in the Amendment. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. The Company recorded amortization of deferred financing costs of $14,606 and $0 as interest expense during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 the unamortized portion of deferred financing costs totaled $91,714, of which $64,739 is current and $26,975 is long-term as shown in the Company’s financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - Due to Factor

The Company has an agreement with Wells Fargo Business Credit Services (f/k/a Commerce Funding Corporation) ("Wells") for the financing of its accounts receivable. The interest rate on this financing agreement is prime plus 1% (6.25% at March 31, 2008). The maximum amount to be advanced under this agreement is $1 million. Wells has agreed to loan up to 85% of qualifying receivables. The qualifying receivables are sold to Wells on a "non recourse" basis unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". At March 31, 2008, the Company had $351,703 outstanding under this agreement.

Note 9 – Commitments and Contingencies

Litigation

The Company was in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, where on July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. Triumph has a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements. On March 17, 2008, the Company fulfilled its obligations to Triumph.

On March 14, 2006, the Company canceled a consignment agreement with Hill Inc. (an entity controlled by Mr. Lebovitz). On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, the Company’s Chief Executive Officer, the Company, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) the Company failed to remit amounts due under a consignment agreement with Hill Inc.; and (3) the Company failed to provide an accounting for amounts that Mr. Lebovitz loaned to Logistical. Mr. Lebovitz was seeking compensatory and punitive damages as well as attorney fees. The Company believes that such claims are without merit and is vigorously defending itself against such claims.

The Company filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. On or about June 18, 2007, Mr. Lebovitz re-filed his complaint. The Company responded by filing a demurrer to the complaint which was heard and ruled upon on April 21, 2008. The Judge sustained a substantial portion of the demurrers giving the Plaintiff leave to amend within 20 days.

On June 30, 2006 the Company was forcefully evicted from its leased Eton facility and the property turned over to Mr. Lebovitz. In July 2006, the Company filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against the Company. On March 9, 2008, the Company and its landlord reached an agreement, whereby the landlord agreed to settle the case by paying the Company a total of $25,000. The amount was collected by the Company in March, 2008.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors (“NLI”) that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note. On June 21, 2007, the court denied the Company’s preliminary injunction without prejudice. The Company re-filed its complaint in July 2007. On September 20, 2007 the court issued a Right to Attach Order and Order for Issuance of Writ of Attachment in favor of the Company. On April 21, 2008 the Court consolidated this case with the aforementioned cases. No date has been set for trial.

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At March 31, 2008, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

Note 10 – Subsequent Events

On April 24, 2008, the Company entered into a new operating lease for its corporate office and manufacturing facility. The lease commences on August 1, 2008 and expires on July 31, 2013. The base rent is $14,742 per month. The Company also extended its existing lease on a month to month basis through July 31, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual consolidated financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2008 Compared to Three months ended March 31, 2007

Our revenue for the three months ended March 31, 2008 was $2,130,321 an increase of $317,016 or 17.5% from $1,813,305 for the three months ended March 31, 2007. The increase in revenue is primarily due to work performed on one overhaul contract and the increase in percentage of completion on another overhaul contract as a significant amount of outsourced material was received.

Our cost of sales for the three months ended March 31, 2008 increased by $329,438 or 25.0% from $1,319,917 for the three months ended March 31, 2007 to $1,649,355 for the three months ended March 31, 2008. These increased costs in 2008 was due to the receipt of material as mentioned above and the increase in cost to complete two contracts. Our gross margin for 2008 was 22.6% compared to 27.2% for 2007. The decrease in gross margin from 2007 to 2008 is due to higher costs in 2008 which resulted from the increase in factory overhead expenses in relation to direct labor and the increase in cost to complete on two contracts.

General and administrative expenses for the three months ended March 31, 2008 increased by $14,706 or 5.8%, from $254,516 for the three months ended March 31, 2007 to $269,222 for the three months ended March 31, 2008.  The increase is principally due to normal inflationary increases.

Sales and marketing expenses for the three months ended March 31, 2008 decreased by $11,907 or 25.6%, from $46,460 for the three months ended March 31, 2007 to $34,553 for the three months ended March 31, 2008. The decrease is due to reductions in consulting fees due to the termination of an agency relationship, payroll expenses, and auto expenses.

Interest expense for the three months ended March 31, 2008 was $72,988 compared to $15,748 for the three months ended March 31, 2007, an increase of $57,240 or 363.5%. The change is principally due to increased borrowing under the line of credit agreement along with amortization of debt issuance costs.

Other expense for the three months ended March 31, 2008 was $25,799, a decrease of $13,695 or 34.7%, from $39,494 for the three months ended March 31, 2007. The decrease is due to the reduction in loan related finance fee..

During the three months ended March 31, 2008 and 2007, there was no tax provision as the income generated during this period can be offset by net operating loss carryforwards. Due to the use of the completed contract method for tax purposes, net operating losses for tax purposes were generated in 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had working capital of $1,066,966, as compared to $936,393 at December 31, 2007. We had cash and cash equivalents of $95,119 at March 31, 2008 as compared to cash and cash equivalents of $98,496 at December 31, 2007. As of March 31, 2008, we have net contract costs and estimated earnings of $3,118,032 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, purchase order financing and increasing the length of time that accounts payable are relieved.

During the three months ended March 31, 2008, our operating and investing activities used cash of $839,231 and $2,462, respectively while our financing activities provided cash of $838,316. The cash used in operating activities was principally a result of our net income, offset by an increase in accounts receivable, contract costs and other current assets offset by an increase in accounts payable and accrued expenses. Cash provided from financing activities was a result of net borrowing under our line of credit and amounts received from the factoring of our receivables.

In August 2007, we entered into a purchase order financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”) a private equity firm which allows us to borrow a maximum of $2,000,000 to finance certain purchase orders. The term of the agreement is two years. The obligations are secured by our guarantee and a grant of a first priority security interest in the parts and supplies from the orders and all finished goods with respect to the purchase orders. The interest rate charged on any outstanding advances is 2% per month and 3% per annum on any unused portion of the line of credit. The loan agreement also contains certain covenants including not changing our corporate structure and not incurring any liens upon any collateral of the debtor other than those permitted by the agreement. If we default on the line of credit and remain in default for sixty days, Dutchess has the right to switch the borrowed amount to a 3 year, 15%, interest bearing, convertible debenture. If in default, Dutchess has the right to convert the debenture amount plus accrued interest, anytime after the debenture has been issued but before the maturity date of the debenture, into our common stock at the rate of eighty percent (80%) of the lowest closing bid price during the twenty (20) days immediately preceding the date of conversion. At March 31, 2008, we had $968,244 outstanding under this agreement as shown in our financial statements.

As an inducement to the lender, we issued 500,000 shares of its common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. In addition effective January 22, 2008, we entered into an amendment to financing agreement with Dutchess pursuant to which we agreed to provide 500,000 additional restricted shares of our common stock valued at $30,000 in consideration of the agreement by Dutchess to extend payment on the advances as set forth in the agreement. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. We recorded amortization of deferred financing costs of $14,606 and $0 as interest expense during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 the unamortized portion of deferred financing costs totaled $91,714, of which $64,739 is current and $26,975 is long-term as shown in our financial statements.

We have an accounts receivable financing facility with Wells Fargo (Wells) formerly known as Commerce Funding Corporation. The interest rate is 6.25% at March 31, 2008 and the maximum amount to be advanced under this agreement is $1 million. Wells has agreed to lend up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". There was $351,703 outstanding under this financing facility at March 31, 2008.

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

Cash on Hand

We believe that the current cash on hand along with cash expected to be generated from our operations will be sufficient to fund our operations for the next twelve months. Our cash balance in 2008 and beyond will depend on our 2008 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in 2007, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2008. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We were in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, where on July 20, 2006, Triumph and us entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, we agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. Triumph has a security interest in virtually all of our assets that have not been previously encumbered by other UCC-1 Financing Statements. On March 17, 2008, we paid off all amounts owing to Triumph.

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

We filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud and other causes of action. On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice. On or about June 18, 2007, Mr. Lebovitz re-filed his complaint. The Company responded by filing a demurrer to the complaint which was heard and ruled upon on April 21, 2008. The Judge sustained a substantial portion of the demurrers giving the Plaintiff leave to amend within 20 days.

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

On December 26, 2006, we filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors (“NLI”) that was purchased by us in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note. On June 21, 2007, the court denied our preliminary injunction without prejudice. We re-filed our complaint in July 2007. On September 20, 2007 the court issued a Right to Attach Order and Order for Issuance of Writ of Attachment in favor of us. On April 21, 2008 the Court consolidated this case with the aforementioned cases. No date has been set for trial.

Item 1A. Risk Factors

There have been no material changes from the disclosure provided in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2008, the Company issued 500,000 restricted shares of Common Stock to Dutchess Private Equities Fund, Ltd. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

On April 24, 2008, the Company entered into a new operating lease for its corporate office and manufacturing facility. The lease commences on August 1, 2008 and expires on July 31, 2013. The base rent is $14,742 per month.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit

10.1	Lease agreement dated April 24, 2008

31.	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGISTICAL SUPPORT, INC.

May 15, 2008	By:	/s/ Bruce Littell
Bruce Littell
Chairman, Chief Executive Officer,
Chief Accounting Officer and Director