Form 10-Q
period 2008-06-30
Logistical Support, Inc
filed 2008-08-13
CIK 1158486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

On August 14, 2008, 79,845,000 shares of the registrant's common stock were outstanding.

LOGISTICAL SUPPORT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Logistical Support, Inc. and Subsidiary
Consolidated Balance Sheets
As of June 30, 2008 And December 31, 2007

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,056	$98,496
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 respectively	782,565	205,468
Inventory	76,302	43,452
Contract costs and estimated earnings in excess of billings	3,243,969	2,089,027
Due from factor	3,304	15,088
Deferred financing cost, current portion	64,739	45,792
Other current assets	144,699	145,596

TOTAL CURRENT ASSETS	4,337,634	2,642,919

PROPERTY AND EQUIPMENT, net	544,717	607,042

DEFERRED FINANCING COST, LONG TERM	10,790	30,528

TOTAL ASSETS	$4,893,141	3,280,489

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$772,904	$755,623
Accrued Triumph settlement obligation	-	119,000
Accrued payroll expenses	157,480	154,040
Accrued expenses	180,315	172,296
Billings in excess of contract costs and estimated earnings	15,384	16,687
Line of credit	1,586,075	313,404
Due to factor	421,146	106,984
Notes payable, current portion	4,870	4,669
Capital lease obligations, current portion	42,305	63,823

TOTAL CURRENT LIABILITIES	3,180,479	1,706,526

NOTES PAYABLE, net of current portion	3,086	5,524
CAPITAL LEASE OBLIGATIONS, net of current portion	69,240	82,856

TOTAL LIABILITIES	3,252,805	1,794,906

COMMITMENT AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 79,845,000 and 79,345,000 shares issued and outstanding	79,845	79,345
Additional paid-in capital	3,579,372	3,549,872
Due from officers/affiliates, net	(114,307)	(114,307)
Accumulated deficit	(1,904,574)	(2,029,327)

TOTAL STOCKHOLDERS' EQUITY	1,640,336	1,485,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,893,141	$3,280,489

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES
Contracts	$2,460,735	$2,103,901	$4,588,989	$3,904,138
Products	39,775	23,031	41,842	36,099

TOTAL SALES	2,500,510	2,126,932	4,630,831	3,940,237

COST OF SALES
Contracts	1,871,623	1,645,917	3,518,793	2,963,898
Products	2,167	33,587	4,352	35,523

TOTAL COST OF SALES	1,873,790	1,679,504	3,523,145	2,999,421

GROSS PROFIT	626,720	447,428	1,107,686	940,816

OPERATING EXPENSES
General and administrative expenses	345,364	262,828	614,586	517,344
Sales and marketing	86,950	53,329	121,503	99,789

TOTAL OPERATING EXPENSES	432,314	316,157	736,089	617,133

INCOME FROM OPERATIONS	194,406	131,271	371,597	323,683

OTHER INCOME (EXPENSE)
Other income	5	5,075	655	6,024
Interest expense	(112,984)	(13,580)	(185,972)	(29,328)
Other expense	(35,728)	(34,412)	(61,527)	(73,906)

TOTAL OTHER INCOME (EXPENSE)	(148,707)	(42,917)	(246,844)	(97,210)

INCOME BEFORE PROVISION FOR INCOME TAXES	45,699	88,354	124,753	226,473

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	$45,699	$88,354	$124,753	$226,473

EARNINGS PER SHARE:
BASIC	$0.00	$0.00	$0.00	$0.00
DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	79,845,000	78,824,121	79,784,560	78,784,779
DILUTED	80,105,490	79,816,995	80,064,512	79,949,450

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
For The Six Months Ended June 30, 2008
(Unaudited)

			Additional	Due From		Total
	Common Stock		Paid-in	Officers/	Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit	Equity

Balance, December 31, 2007	79,345,000	$79,345	$3,549,872	$(114,307)	$(2,029,327)	$1,485,583

Issuance of common stock for financing costs	500,000	500	29,500	-		30,000

Net income					124,753	124,753

Balance, June 30, 2008	79,845,000	$79,845	$3,579,372	$(114,307)	$(1,904,574)	$1,640,336

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)

CASH FLOW FROM (TO) OPERATING ACTIVITIES:
Net income	$124,753	$226,473
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	62,325	63,250
Amortization of deferred financing costs	30,791	-
Common stock issued for services	-	25,000
Changes in operating assets and liabilities:
Accounts receivable	(577,097)	246,975
Inventory	(32,850)	(1,209)
Contract costs	(1,156,245)	190,249
Other current assets	897	(61,447)
Accounts payable	17,281	(210,626)
Accrued Triumph settlement obligation	(119,000)	-
Accrued payroll expenses	3,440	-
Accrued expenses	8,019	(372,597)

Net cash provided by (used in) operating activities	(1,637,686)	106,068

CASH FLOW (TO) INVESTING ACTIVITIES:
Purchase of property and equipment	-	(110,358)

Net cash used in investing activities	-	(110,358)

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
Cash overdraft, net	-	70,916
Proceeds (Repayments) of factoring receivables, net	325,946	(139,966)
Proceeds (Repayments) of line of credit, net	1,272,671	-
Payments on capital lease obligations	(35,134)	(27,420)
Payments on notes payable - related party	-	(225,000)
Payments on notes payable	(2,237)	(3,190)

Net cash provided by (used in) financing activities	1,561,246	(324,660)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,440)	(328,950)

CASH AND CASH EQUIVALENTS, Beginning of period	98,496	484,414

CASH AND CASH EQUIVALENTS, End of period	$22,056	$155,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$130,559	$29,030
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation	$	$89,000

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB filed with the SEC. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the six months ended June 30, 2008. As of June 30, 2008, there were no options outstanding.

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

Contract Costs/Contract Billings

Contract costs are stated at cost plus estimated profits, but not in excess of realizable value, less amounts billed on the contract. The estimated profits on a contract are based on the Company’s historical experience fulfilling similar contracts, expected cost of materials and labor, and an allocation of the Company’s estimated overhead. The actual results could differ significantly from the Company’s estimates and these differences could be material to the Company’s financial statements. The Company accounts for the change in estimate in the period of change so that the balance sheets at the end of the period of change and the accounting for revenue recognition in subsequent periods are as they would have been if the revised estimate had been the original estimate.

Note 2 – Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 warrants outstanding at June 30, 2008 and 2007. For the three month periods ending June 30, 2008 and 2007, 260,490 and 992,874 were considered common equivalent shares, respectively. For the six month periods ending June 30, 2008 and 2007, 279,952 and 1,164,671 were considered common equivalent shares, respectively.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$45,699			$88,354

Weighed shares outstanding		79,845,000			78,824,121

			$0.00			$0.00

Diluted earnings per share

Net income	$45,699			$88,354

Weighed shares outstanding		79,845,000			78,824,121
Effect of dilutive securities
Warrants		260,490			992,874
		80,105,490			79,816,995

			$0.00			$0.00

	Six Months Ended June 30,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$124,753			$226,473

Weighed shares outstanding		79,784,560			78,784,779

			$0.00			$0.00

Diluted earnings per share

Net income	$124,753			$226,473

Weighed shares outstanding		79,784,560			78,784,779
Effect of dilutive securities
Warrants		279,952			1,164,671
		80,064,512			79,949,450

			$0.00			$0.00

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3 - Due From Officers/Affiliates

The amounts due from officers/affiliates was $114,307 at June 30, 2008 and is principally advances made to certain of the Company's executives and to certain companies that are owned or partially owned by affiliates or individuals who had a membership interest in either or both Logistical and Hill Aerospace & Defense, LLC (which was merged into Logistical on March 31, 2006). These advances are non-interest bearing and are payable upon the demand of the Company. The change in the due from officer/affiliates balance from December 31, 2005 to December 31, 2006 of $113,968 is entirely due to cash collected by the Company from consignment sales for an affiliate of Harry Lebovitz. As of December 31, 2005, the Company established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz for the full amount of $587,254. During 2006 the Company made $25,800 in cash payments to third parties under terms of existing guarantee agreements on behalf of the Lebovitz controlled entities. A provision for loss of those amounts has been provided and correspondingly added to the allowance for net receivables. As of December 31, 2007, affiliates of Mr. Lebovitz owe the Company a total of $613,054 which is fully offset by an allowance for uncollectible accounts. The Company owes an affiliate of Mr. Lebovitz $113,968 related to consignment sales. The Company believes it has the legal right of offset to apply the cash collected on behalf of one of Mr. Lebovitz's affiliates against balances due from the same affiliate of Mr. Lebovitz; however, due to the pending litigation with Mr. Lebovitz, the Company has recorded the liability in the amount of $113,968 which is netted with other related party receivables and payables.

A summary of the due from officers/affiliates is below:

	Balance			Balance
	12/31/2007	Additions	Subtractions	6/30/2008
Harry Lebovitz controlled/affiliated entities	$499,086	none	none	$499,086
Less: Allowance for Losses	(613,054)	none	none	(613,054)
Net receivable/(payable)	$(113,968)	none	none	$(113,968)

Other Affiliated Entities	$228,275	none	none	$228,275
Less: Allowance for Losses	-	none	none	-
Net receivable from other affiliates	$228,275			$228,275

Net Amount shown on Balance Sheet	$114,307			$114,307

The Company believes that the $228,275 due from affiliates is collectible since the amount is due from long-term employees who have employment contracts with the Company. In addition, the Company has determined that the individual employees are capable of repaying these advances.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 – Contract Costs

Contract costs at June 30, 2008 consisted of the following:

Contract cost incurred, including estimated profit	$11,319,590
Less: amounts billed	(8,091,005)
$3,228,585

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

Contract costs in excess of billings	$3,243,969
Billings in excess of contract costs	(15,384)
$3,228,585

The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments, up to the total amount of progress payment outstanding. As of June 30, 2008, the total amount of progress payments outstanding was $149,700. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

Note 5 – Property and Equipment

The cost of property and equipment at June 30, 2008 consisted of the following:

Machinery and equipment	$458,317
Test equipment	438,273
Automobiles	54,491
Office equipment	103,882
1,054,963
Less accumulated depreciation and amortization	(510,246)

$544,717

Depreciation expense for the six months ended June 30, 2008 and 2007 was $62,325 and $63,250, respectively.

Note 6 – Notes Payable

Notes payable at June 30, 2008 were as follows:

Note payable to bank, collateralized by automobile, interest at 8.5% per annum, monthly principal and interest of $446, note due January 2010.	$7,956
Less: current portion	(4,870)
$3,086

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As an inducement to the lender, the Company issued 500,000 shares of its common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. In addition effective January 22, 2008, the Company entered into an amendment to Purchase Order Financing Agreement (the “Amendment”) with Dutchess pursuant to which the Company agreed to provide 500,000 additional restricted shares of the Company’s Common Stock valued at $30,000 in consideration for Dutchess agreeing to extend payment on the advances as set forth in the Amendment. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. The Company recorded amortization of deferred financing costs of $30,791 and $0 as interest expense during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 the unamortized portion of deferred financing costs totaled $75,529 of which $64,739 is current and $10,790 is long-term as shown in the Company’s financial statements. On August 4, 2008, the Company and Dutchess amended the financing agreement whereby the Company collateralized all rights in certain additional contracts to Dutchess in return for a 45 day extension of certain repayments to Dutchess. At June 30, 2008, the Company had $1,586,075 outstanding under this agreement as shown in the Company’s financial statements.

Note 8 – Due to Factor

The Company has an agreement with Wells Fargo Business Credit Services (f/k/a Commerce Funding Corporation) ("Wells") for the financing of its accounts receivable. The interest rate on this financing agreement is prime plus 1% (6.25% at June 30, 2008). The maximum amount to be advanced under this agreement is $1 million. Wells has agreed to loan up to 85% of qualifying receivables. The qualifying receivables are sold to Wells on a "non recourse" basis unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". At June 30, 2008, the Company had $421,146 outstanding under this agreement.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 – Commitments and Contingencies

Leases

On April 24, 2008, the Company entered into a new operating lease for its corporate office and manufacturing facility. The lease commences on August 1, 2008 and expires on July 31, 2013. The base rent is $14,742 per month. The term of the lease is five years with the option to extend for another 60 months.

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

The Company filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud, and other causes of action.  On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice.  On or about June 18, 2007, Mr. Lebovitz re-filed his complaint, which was amended on November 19, 2007.  The Company responded by filing a demurrer to the amended complaint which was heard and ruled upon on April 21, 2008.  The Court sustained a substantial portion of the demurrer, giving Mr. Lebovitz leave to amend within 20 days.  Mr. Lebovitz filed a second amended complaint, to which the Company has again demurred.  The hearing on the demurrer is set for September 12, 2008.

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

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors (“NLI”) that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note. On June 21, 2007, the court denied the Company’s preliminary injunction without prejudice. The Company re-filed its application for a Right to Attach Order in August 2007.  On September 20, 2007 the Court issued a Right to Attach Order and Order for Issuance of Writ of Attachment in favor of the Company.   The Company has filed a motion for summary adjudication of these claims, and the hearing is set for August 21, 2008.   On April 21, 2008 the Court consolidated this case with Mr. Lebovitz's case against the Company.  These consolidated cases are set for trial on January 20, 2009.

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At June 30, 2008, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

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

Our primary customer is the United States Government, for whom we are an aerospace and defense contractor. Approximately 99% of our revenue is derived from these contracts.

Our ability to generate revenue and profit is dependent upon our ability to obtain contract awards and to accurately estimate our costs. Since our contracts generally do not provide for progress payments, there is a significant delay between the time we commence work on a project, and receive payment. Our modest working capital and the government's payment policies make it difficult for us to operate profitably.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008 Compared to Three months ended June 30, 2007

Our revenue for the three months ended June 30, 2008 was $2,500,510 an increase of $373,578 or 17.6% from $2,126,932 for the three months ended June 30, 2007. The increase in revenue is primarily due to the increase in percentage of completion on two overhaul contracts.

Our cost of sales for the three months ended June 30, 2008 increased by $194,286 or 11.6% from $1,679,504 for the three months ended June 30, 2007 to $1,873,790 for the three months ended June 30, 2008. The increased costs in 2008 were due to the increases in the percentage of completion on two overhaul contracts. Our gross margin for 2008 was 25.1% compared to 21.0% for 2007. The increase in gross margin from 2007 to 2008 is due to increases in percentage of completion on two overhaul contracts whose margins were greater than contracts in process in the same three months period in the 2007.

General and administrative expenses for the three months ended June 30, 2008 increased by $82,536 or 31.4%, from $262,828 for the three months ended June 30, 2007 to $345,364 for the three months ended June 30, 2008.  The increase is due to additional payroll expenses in 2008, including employment agent fees for contract labor and hiring new personnel.

Sales and marketing expenses for the three months ended June 30, 2008 increased by $33,621 or 63.0%, from $53,329 for the three months ended June 30, 2007 to $86,950 for the three months ended June 30, 2008. The increase is due to the recruitment of a business development consultant and the participation in a tradeshow for marketing our capabilities.

Interest expense for the three months ended June 30, 2008 was $112,984 compared to $13,580 for the three months ended June 30, 2007 an increase of $99,404 or 732.0%. The change is principally due to increased borrowing under the line of credit agreement along with amortization of deferred financing costs.

Other expense for the three months ended June 30, 2008 was $35,728, an increase of $1,316 or 3.8%, from $34,412 for the three months ended June 30, 2007. The increase is minimal.

During the three months ended June 30, 2008 and 2007, there was no tax provision as the income generated during this period can be offset by net operating loss carryforwards. Due to the use of the completed contract method for tax purposes, net operating losses for tax purposes were generated in 2007 and 2006.

Six months ended June 30, 2008 Compared to Six months ended June 30, 2007

Our revenue for the six months ended June 30, 2008 was $4,630,831 an increase of $690,594 or 17.5% from $3,940,237 for the six months ended June 30, 2007. The increase in revenue is primarily due to the increase in percentage of completion on two overhaul contracts.

Our cost of sales for the six months ended June 30, 2008 increased by $523,724 or 17.5% from $2,999,421 for the six months ended June 30, 2007 to $3,523,145 for the six months ended June 30, 2008. The increased costs in 2008 were due to the increases in the percentage of completion on two overhaul contracts. Our gross margin for 2008 was 23.9% compared to 23.9% for 2007.

General and administrative expenses for the six months ended June 30, 2008 increased by $97,242 or 18.8%, from $517,344 for the six months ended June 30, 2007 to $614,586 for the six months ended June 30, 2008.  The increase is due to additional payroll expenses in 2008, including employment agent fees for contract labor and hiring new personnel.

Sales and marketing expenses for the six months ended June 30, 2008 increased by $21,714 or 21.8%, from $99,789 for the six months ended June 30, 2007 to $121,503 for the six months ended June 30, 2008. The increase is due to the recruitment of a business development consultant and the participation in a tradeshow for marketing our capabilities.

Interest expense for the six months ended June 30, 2008 was $185,972 compared to $29,328 for the six months ended June 30, 2007 an increase of $156,644 or 534.1%. The change is principally due to increased borrowing under the line of credit agreement along with amortization of deferred financing costs.

Other expense for the six months ended June 30, 2008 was $61,527, a decrease of $12,379 or 16.8%, from $73,906 for the six months ended June 30, 2007. The decrease is due to a reduction in the amortization of loan fees associated with certain related party notes.

During the six months ended June 30, 2008 and 2007, there was no tax provision as the income generated during this period can be offset by net operating loss carryforwards. Due to the use of the completed contract method for tax purposes, net operating losses for tax purposes were generated in 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had working capital of $1,157,155, as compared to $936,393 at December 31, 2007. We had cash and cash equivalents of $22,056 at June 30, 2008 as compared to cash and cash equivalents of $98,496 at December 31, 2007. As of June 30, 2008, we have net contract costs and estimated earnings of $3,243,969 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, purchase order financing and increasing the length of time that accounts payable are relieved.

During the six months ended June 30, 2008, our operating and investing activities used cash of $1,637,686 and $0, respectively while our financing activities provided cash of $1,561,246. The cash used in operating activities was principally a result of our net income, offset by an increase in accounts receivable, contract costs and payment for a settlement obligation offset by small increases in accounts payable and accrued expenses. Cash provided by financing activities was a result of net borrowing under our line of credit and amounts received from the factoring of our receivables.

In August 2007, we entered into a purchase order financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”) a private equity firm which allows us to borrow a maximum of $2,000,000 to finance certain purchase orders. The term of the agreement is two years. The obligations are secured by our guarantee and a grant of a first priority security interest in the parts and supplies from the orders and all finished goods with respect to the purchase orders. The interest rate charged on any outstanding advances is 2% per month and 3% per annum on any unused portion of the line of credit. The loan agreement also contains certain covenants including not changing our corporate structure and not incurring any liens upon any collateral of the debtor other than those permitted by the agreement. If we default on the line of credit and remain in default for sixty days, Dutchess has the right to switch the borrowed amount to a 3 year, 15%, interest bearing, convertible debenture. If in default, Dutchess has the right to convert the debenture amount plus accrued interest, anytime after the debenture has been issued but before the maturity date of the debenture, into our common stock at the rate of eighty percent (80%) of the lowest closing bid price during the twenty (20) days immediately preceding the date of conversion. At June 30, 2008, we had $1,586,075 outstanding under this agreement as shown in our financial statements.

As an inducement to the lender, we issued 500,000 shares of its common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. In addition effective January 22, 2008, we entered into an amendment to financing agreement with Dutchess pursuant to which we agreed to provide 500,000 additional restricted shares of our common stock valued at $30,000 in consideration of the agreement by Dutchess to extend payment on the advances as set forth in the agreement. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. We recorded amortization of deferred financing costs of $30,791 and $0 as interest expense during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 the unamortized portion of deferred financing costs totaled $75,529, of which $64,739 is current and $10,790 is long-term as shown in our financial statements. On August 4, 2008, the financing agreement with Dutchess was amended whereby we collateralized all rights in certain additional contracts to Dutchess in return for a 45 day extension of certain repayments to Dutchess.

We have an accounts receivable financing facility with Wells Fargo (Wells) formerly known as Commerce Funding Corporation. The interest rate is 6.25% at June 30, 2008 and the maximum amount to be advanced under this agreement is $1 million. Wells has agreed to lend up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". There was $421,146 outstanding under this financing facility at June 30, 2008.

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

Cash on Hand

We believe that the current cash on hand along with cash expected to be generated from our operations and available financing will be sufficient to fund our operations for the next twelve months. Our cash balance in 2008 and beyond will depend on our 2008 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in 2007, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2008. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

Seasonality and Quarterly Results

Our results of operations are not affected by seasonal influence or quarterly fluctuations.

Inflation

Our results of operation are not materially affected by inflation. However, our financing cost and or interest expenses may increase with the increase in interest rate as a result of inflation. From time to time, we may experience a reduction in profits on specific contracts if such contracts are delayed in performance and as a result the costs of acquiring parts or services from subcontractors to meet delivery requirements on overdue or extended contracts increases due to inflation. Because of an increase in worldwide demand there has been a significant increase in material costs which could affect our performance on existing and future contracts.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We were in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, where on July 20, 2006, Triumph and us entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, we agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. Triumph has a security interest in virtually all of our assets that have not been previously encumbered by other UCC-1 Financing Statements. On March 17, 2008, we paid off all amounts owed to Triumph.

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

We filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud, and other causes of action.  On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice.  On or about June 18, 2007, Mr. Lebovitz re-filed his complaint, which was amended on November 19, 2007.  We responded by filing a demurrer to the amended complaint which was heard and ruled upon on April 21, 2008.  The Court sustained a substantial portion of the demurrer, giving Mr. Lebovitz leave to amend within 20 days.  Mr. Lebovitz filed a second amended complaint, to which we have again demurred.  The hearing on the demurrer is set for September 12, 2008.

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

On December 26, 2006, we filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz and others for the non-payment of a promissory note previously held in the name of National Loan Investors (“NLI”) that was purchased by the Company in December 2006. In January 2007, the court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note. On June 21, 2007, the court denied our preliminary injunction without prejudice. We re-filed its application for a Right to Attach Order in August 2007.  On September 20, 2007 the Court issued a Right to Attach Order and Order for Issuance of Writ of Attachment in favor of us.   We have filed a motion for summary adjudication of these claims, and the hearing is set for August 21, 2008.   On April 21, 2008 the Court consolidated this case with Mr. Lebovitz's case against us.  These consolidated cases are set for trial on January 20, 2009.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit

10.1	Amendment dated as of August 4, 2008 to Financing Agreement With Dutchess Private Equities Fund, Ltd.

31.	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGISTICAL SUPPORT, INC.

August 13, 2008	By:	/s/ Bruce Littell
Bruce Littell
Chairman, Chief Executive Officer,
Chief Accounting Officer and Director