Form 10-Q
period 2008-09-30
Logistical Support, Inc
filed 2008-11-14
CIK 1158486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-50222
(Commission file number)

LOGISTICAL SUPPORT, INC.
(Exact name of registrant as specified in its charter)

Utah	41-2029935
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

20433 Nordhoff Street, Chatsworth, California 91311
(Address of Principal Executive Offices)

(818) 885-0300
(Registrant's Telephone Number, Including Area Code)

19734 Dearborn Street, Chatsworth California 91311
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
Yes ☐ No ☒

On November 7, 2008, 79,845,000 shares of the registrant's common stock were outstanding.

LOGISTICAL SUPPORT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Logistical Support, Inc. and Subsidiary
Consolidated Balance Sheets
As of September 30, 2008 And December 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,408	$98,496
Accounts receivable, net of allowance for doubtful accounts
of $13,972 and $13,972 respectively	520,295	205,468
Inventory	149,299	43,452
Contract costs and estimated earnings in excess of billings	2,468,324	2,089,027
Due from factor	39,171	15,088
Deferred financing cost, current portion	59,344	45,792
Other current assets	111,755	145,596

TOTAL CURRENT ASSETS	3,376,596	2,642,919

PROPERTY AND EQUIPMENT, net	576,203	607,042

DEFERRED FINANCING COST, LONG TERM	-	30,528

TOTAL ASSETS	$3,952,799	$3,280,489

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$771,512	$755,623
Accrued Triumph settlement obligation	-	119,000
Accrued payroll expenses	143,432	154,040
Accrued expenses	195,590	172,296
Billings in excess of contract costs and estimated earnings	43,604	16,687
Line of credit	1,135,740	313,404
Due to factor	403,208	106,984
Notes payable, current portion	8,503	4,669
Capital lease obligations, current portion	53,382	63,823

TOTAL CURRENT LIABILITIES	2,754,971	1,706,526

NOTES PAYABLE, net of current portion	20,037	5,524
CAPITAL LEASE OBLIGATIONS, net of current portion	59,389	82,856

TOTAL LIABILITIES	2,834,397	1,794,906

COMMITMENT AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 79,845,000 and 79,345,000 shares issued and outstanding, respectively	79,845	79,345
Additional paid-in capital	3,579,372	3,549,872
Due from officers/affiliates, net	(114,307)	(114,307)
Accumulated deficit	(2,426,508)	(2,029,327)

TOTAL STOCKHOLDERS' EQUITY	1,118,402	1,485,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,952,799	$3,280,489

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES
Contracts	$1,683,182	$1,259,946	$6,272,171	$5,164,084
Products	21,172	31,614	63,014	67,713

TOTAL SALES	1,704,354	1,291,560	6,335,185	5,231,797

COST OF SALES
Contracts	1,499,106	824,667	5,017,899	3,788,565
Products	3,574	17,857	7,926	53,380

TOTAL COST OF SALES	1,502,680	842,524	5,025,825	3,841,945

GROSS PROFIT	201,674	449,036	1,309,360	1,389,852

OPERATING EXPENSES
General and administrative expenses	509,173	376,851	1,123,759	894,195
Sales and marketing	59,091	42,488	180,594	142,277

TOTAL OPERATING EXPENSES	568,264	419,339	1,304,353	1,036,472

INCOME (LOSS) FROM OPERATIONS	(366,590)	29,697	5,007	353,380

OTHER INCOME (EXPENSE)
Other income	7	171	662	6,195
Interest expense	(108,963)	(8,068)	(294,935)	(37,396)
Other expense	(46,388)	(23,351)	(107,915)	(97,257)

TOTAL OTHER INCOME (EXPENSE)	(155,344)	(31,248)	(402,188)	(128,458)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(521,934)	(1,551)	(397,181)	224,922

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(521,934)	$(1,551)	$(397,181)	$224,922

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.01)	$(0.00)	$(0.00)	$0.00
DILUTED	$(0.01)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	79,845,000	79,029,783	79,804,854	78,867,344
DILUTED	79,845,000	79,029,783	79,804,854	79,224,007

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
For The Nine Months Ended September 30, 2008
(Unaudited)

			Additional	Due From		Total
	Common Stock		Paid-in	Officers/	Accumulated	Stockholders'
	Shares	Amount	Capital	Affiliates	Deficit	Equity

Balance, December 31, 2007	79,345,000	$79,345	$3,549,872	$(114,307)	$(2,029,327)	$1,485,583

Issuance of common stock for financing costs	500,000	500	29,500	-		30,000

Net loss					(397,181)	(397,181)

Balance, September 30, 2008	79,845,000	$79,845	$3,579,372	$(114,307)	$(2,426,508)	$1,118,402

The accompanying notes are an integral part of these consolidated financial statements.

Logistical Support, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOW FROM (TO) OPERATING ACTIVITIES:
Net income (loss)	$(397,181)	$224,922
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	99,216	95,735
Amortization of deferred financing costs	46,976	3,816
Common stock issued for services	-	25,000
Line of credit issued for interest expense	218,986	1,223
Changes in operating assets and liabilities:
Accounts receivable	(314,827)
Other receivables		238,665
Inventory	(105,847)	(1,420)
Contract costs	(352,380)	(5,473)
Other current assets	33,841	(19,597)
Accounts payable	15,889	33,268
Accrued Triumph settlement obligation	(119,000)	(385,000)
Accrued payroll expenses	(10,608)	-
Accrued expenses	23,294	(139,499)

Net cash provided by (used in) operating activities	(861,641)	71,640

CASH FLOW (TO) INVESTING ACTIVITIES:
Purchase of property and equipment	(27,484)	(145,827)

Net cash used in investing activities	(27,484)	(145,827)

CASH FLOW FROM (TO) FINANCING ACTIVITIES:
Proceeds (Repayments) of factoring receivables, net	272,141	(78,409)
Proceeds (Repayments) of line of credit, net	603,350	(19,084)
Payments on capital lease obligations	(52,058)	(45,511)
Payments on notes payable - related party	-	(225,000)
Payments on notes payable	(4,396)	(3,897)

Net cash provided by (used in) financing activities	819,037	(371,901)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,088)	(446,088)

CASH AND CASH EQUIVALENTS, Beginning of period	98,496	484,414

CASH AND CASH EQUIVALENTS, End of period	$28,408	$38,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$294,935	$33,142
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation	$18,150	$89,000
Issuance of note payable for purchase of property and equipment	$22,743	$-
Issuance of line of credit for financing costs and interest	$218,986	$18,723
Issuance of common stock for financing costs	$30,000	$55,000

The accompanying notes are an integral part of these consolidated financial statements.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Logistical Support, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB filed with the SEC. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Business Continuity

The Company experienced a net loss of $397,181 for the nine months ended September 30, 2008. The loss was attributable to the following:

•	moving costs of $164,000 incurred in connection with the company’s move to a 70% larger facility during the third quarter;
•
a provision made during the third quarter for increased costs to complete on four contracts due to anticipated cost over-runs on these contracts which reduced gross profits for the quarter by approximately $267,000;

•	interest costs incurred for the nine month period ending September 30, 2008 of approximately $295,000.

Management believes that the moving expenses and contract loss provision are nonrecurring and that the move itself was essential and will contribute to the company’s growth and stability. Furthermore, as of November 5, 2008, the Company has a contract backlog approximating $11 million, of which it expects to deliver $5 to $7 million in 2009. The Company believes that it will continue to obtain new business from the U.S. Government and other customers. In addition, its existing contracts provide for options of approximately $4 million to be exercised by the U.S. Government. However, with the election of the new U.S. President, funds appropriated for national defense may decrease in the immediate future.

In addition, the following actions are being taken by management to enhance future stability:

•	the purchase of additional machines which add to the Company’s capabilities and assist in meeting its production and delivery goals in year 2009.

•	creating dedicated machine cells for long run contracts which will reduce costs of factory overhead for machine set-ups and increase through-put.

•	creation of a vendor monitoring team and development of working relationships with key vendors with the goals of reducing rework and scrap costs and improving lead times.

•	seeking new customers for its existing services.

•	continuing to look for capital and financing resources thereby reducing its costs of capital.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the nine months ended September 30, 2008. As of September 30, 2008, there were no options outstanding.

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

Note 2 – Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 10,053,937 warrants outstanding with a weighted average exercise price of $0.20 at September 30, 2008 and 2007. For the three month periods ending September 30, 2008 and 2007, 197,380 and 332,530 were considered common equivalent shares, respectively. For the nine month periods ending September 30, 2008 and 2007, 262,147 and 356,663 were considered common equivalent shares, respectively.  Since the Company incurred a net loss for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008, all instruments convertible into shares of common stock are excluded from net diluted loss per share because of their anti-dilutive effect.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

	Three Months Ended September 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	79,845,000	$(0.01)	79,029,783	$(0.00)
Effect of dilutive stock options and warrants		-		-
Diluted earnings per share	79,845,000	$(0.01)	79,029,783	$(0.00)

	Nine Months Ended September 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	79,804,854	$(0.00)	78,867,344	$0.00
Effect of dilutive stock options and warrants		-	356,663	-
Diluted earnings per share	79,804,854	$(0.00)	79,224,007	$0.00

Note 3 - Due From Officers/Affiliates

The amounts due from officers/affiliates was $114,307 at September 30, 2008 and is principally advances made to certain of the Company's executives and to certain companies that are owned or partially owned by affiliates or individuals who had a membership interest in either or both Logistical and Hill Aerospace & Defense, LLC (which was merged into Logistical on March 31, 2006). These advances are non-interest bearing and are payable upon the demand of the Company. The change in the due from officer/affiliates balance from December 31, 2005 to December 31, 2006 of $113,968 is entirely due to cash collected by the Company from consignment sales for an affiliate of Harry Lebovitz. As of December 31, 2005, the Company established an allowance for net receivables from Harry Lebovitz and entities controlled by Harry Lebovitz for the full amount of $587,254. During 2006 the Company made $25,800 in cash payments to third parties under terms of existing guarantee agreements on behalf of the Lebovitz controlled entities. A provision for loss of those amounts has been provided and correspondingly added to the allowance for net receivables. As of December 31, 2007, affiliates of Mr. Lebovitz owe the Company a total of $613,054 which is fully offset by an allowance for uncollectible accounts. The Company owes an affiliate of Mr. Lebovitz $113,968 related to consignment sales. The Company believes it has the legal right of offset to apply the cash collected on behalf of one of Mr. Lebovitz's affiliates against balances due from the same affiliate of Mr. Lebovitz; however, due to the pending litigation with Mr. Lebovitz, the Company has recorded the liability in the amount of $113,968 which is netted with other related party receivables and payables.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the due from officers/affiliates is below:

	Balance			Balance
	12/31/2007	Additions	Subtractions	9/30/2008
Harry Lebovitz controlled/affiliated entities	$499,086	none	none	$499,086
Less: Allowance for Losses	(613,054)	none	none	(613,054)
Net receivable/(payable)	$(113,968)	none	none	$(113,968)

Less: Allowance for Losses	-	none	none	-
Net receivable from other affiliates	$228,275			$228,275

Net Amount shown on Balance Sheet	$114,307			$114,307

The Company believes that the $228,275 due from affiliates is collectible since the amount is due from long-term employees who have employment contracts with the Company. In addition, the Company has determined that the individual employees are capable of repaying these advances.

Note 4 – Contract Costs

Contract costs at September 30, 2008 consisted of the following:

Contract cost incurred, including estimated profit	$12,529,393
Less: amounts billed	(10,104,673)
$2,424,720

Contract costs are grouped by those contracts where contract costs exceed billings and where billings exceed contract costs as follows:

Contract costs in excess of billings	$2,468,324
Billings in excess of contract costs	(43,604)
$2,424,720

The United States government has title to the assets related to unbilled amounts on contracts that provide for progress payments, up to the total amount of progress payment outstanding. As of September 30, 2008, the total amount of progress payments outstanding was $149,700.. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 – Property and Equipment

The cost of property and equipment at September 30, 2008 consisted of the following:

Machinery and equipment	$483,890
Leasehold improvements	42,779
Test equipment	438,248
Automobiles	54,491
Office equipment	103,882
1,123,290
Less accumulated depreciation and amortization	(547,087)

$576,203

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $99,216 and $95,735, respectively.

Note 6 – Notes Payable

Notes payable at September 30, 2008 were as follows:

Note payable to bank, collateralized by automobile, interest at 8.5% per annum, monthly principal and interest of $446, note due January 2010.	$6,842

Note payable to third party lender, interest at 7.8% per annum, collateralized by equipment (i.e. cabling system, phone system, and power supply), monthly principal and interest payment of $529, due on September 2013	21,698
28,540
Less: current portion	(8,503)
$20,037

Note 7 – Line of Credit

In August 2007, the Company entered into a purchase order financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”) a private equity firm which allows the Company to borrow a maximum of $2,000,000 to finance certain purchase orders. The outstanding balance and unpaid interest of the line of credit is due on August 24, 2009. The obligations are secured by a guarantee of the Company and a grant of a first priority security interest in the parts and supplies from the orders and all finished goods with respect to the purchase orders. The interest rate charged on any outstanding advances is 2% per month and 3% per annum on any unused portion of the line of credit. The loan agreement also contains certain covenants including not changing the corporate structure of the Company and not incurring any liens upon any collateral of the debtor other than those permitted by the agreement.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As an inducement to the lender, the Company issued 500,000 shares of its common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. In addition effective January 22, 2008, the Company entered into an amendment to Purchase Order Financing Agreement (the “Amendment”) with Dutchess pursuant to which the Company agreed to provide 500,000 additional restricted shares of the Company’s Common Stock valued at $30,000 in consideration for Dutchess agreeing to extend payment on the advances as set forth in the Amendment. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. The Company recorded amortization of deferred financing costs of $46,976 and $3,816 as interest expense during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 the unamortized portion of deferred financing costs totaled $59,344 of which the entire amount is current as shown in the Company’s financial statements. On August 4, 2008, the Company and Dutchess amended the financing agreement whereby the Company collateralized all rights in certain additional contracts to Dutchess in return for a 45 day extension of certain repayments to Dutchess. At September 30, 2008, the Company had $1,135,740 outstanding under this agreement as shown in the Company’s financial statements.

Note 8 - Due to Factor

The Company has an agreement with Wells Fargo Business Credit Services (f/k/a Commerce Funding Corporation) ("Wells") for the financing of its accounts receivable. The interest rate on this financing agreement is prime plus 1% (6.0% at September 30, 2008). The maximum amount to be advanced under this agreement is $1 million. Wells has agreed to loan up to 85% of qualifying receivables. The qualifying receivables are sold to Wells on a "non recourse" basis unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". At September 30, 2008, the Company had $403,208 outstanding under this agreement.

Note 9 – Capital Lease Obligations

The Company acquired certain equipment under capital leases. The capital lease obligations have been recorded as equipment under capital leases and included in machinery and equipment with a cost totaling $345,636 and $326,930 and accumulated depreciation of $177,568 and $127,552 at September 30, 2008 and December 31, 2007, respectively.

On July 11, 2008, the Company entered into a new capital lease agreement for an air compressor with the equipment supplier’s designated financing company. The term of the capital lease is twelve months with monthly lease payments of $1,513.

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future minimum lease principal payments under the capital leases for the nine months ended September 30, 2008 are as follows:

Twelve Months Ended September 30,	Amount
2009	$58,384
2010	33,988
2011	22,045
2012	12,845

Future minimum principal payments	127,262

Less: portion representing interest	(14,491)
112,771

Less: current portion	53,382
Long-term obligation under capital leases	$59,389

Interest expense on the capital leases was $8,869 and $11,559 for the nine months ended September 30, 2008 and 2007, respectively.

Note 10 – Commitments and Contingencies

Leases

On April 24, 2008, the Company entered into a new operating lease for its corporate office and manufacturing facility. The lease commences on August 1, 2008 and expires on July 31, 2013. The base rent is $14,742 per month. The term of the lease is five years with the option to extend for another 60 months.

Litigation

The Company was in litigation with Triumph Components-Arizona, Inc. ("Triumph") for approximately three years, where on July 20, 2006, the Company and Triumph entered into a settlement agreement dated as of July 18, 2006 pursuant to which the parties agreed to settle their disputes. Under the settlement agreement, the Company agreed to pay an aggregate of $950,000 to Triumph in monthly installments ranging from $39,000 to $65,000 from August 2006 to March 2008. If the Company accelerates these payments it will be entitled to discount the amount paid to Triumph by up to $50,000. Triumph had a security interest in virtually all of the Company's assets that have not been previously encumbered by other UCC-1 Financing Statements. On March 17, 2008, the Company fulfilled its obligations to Triumph.

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

LOGISTICAL SUPPORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On or about June 18, 2007, Mr. Lebovitz re-filed his complaint . The Company filed a demurrer to the complaint, which the Court sustained with leave to amend; filed a demurrer to Lebovitz's first amended complaint, which the Court sustained with leave to amend; and filed a demurrer to Lebovitz's second amended complaint, which the Court overruled in part but sustained in part without leave to amend.  The effect of this ruling was to eliminate Lebovitz's claims based on the consignment agreement and Lebovitz's accounting claim that he is entitled to the return of $600,000 he allegedly loaned to various affiliates of the Company.  On October 2, 2008, Lebovitz filed a Third Amended Complaint which disregards part of the Court's ruling by restating his accounting claim for the $600,000 he claims he is owed.  The Company has filed a demurrer to this aspect of the Third Amended Complaint, which is set for hearing on December 1, 2008.  The Company will also seek an award of monetary sanctions against Lebovitz for disregarding the court's order.  The Company has also filed a motion for summary judgment or summary adjudication of issues regarding the other claims in the Third Amended Complaint.  This motion is set for hearing on December 29, 2008.  The case is set for trial on January 20, 2009.

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

On December 26, 2006, the Company filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz, and others for the non-payment of a promissory note previously held in the name of National Loan Investors ("NLI") that was purchased by the Company in December 2006.  In January 2007, the Court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note.  On June 21, 2007, the Court denied the Company's motion for a preliminary injunction and application for a Right to Attach Order without prejudice.  The Company re-filed its application for a Right to Attach Order in August 2007.  On September 20, 2007 the Court issued a Right to Attach Order and Order for Issuance of Writ of Attachment in favor of the Company.    On August 21, 2008, the Court granted the Company's motion for summary adjudication of all issues in the case, finding that the Company is entitled to a judgment against Lebovitz in the amount of $436,046.71, plus interest and attorneys' fees.  Because the Court consolidated this case with the case Lebovitz filed on June 18, 2007 (see above), a judgment in this case cannot be entered until the consolidated Lebovitz case also proceeds to judgment.

In addition to the foregoing, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At September 30, 2008, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations, or cash flows.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2008 Compared to Three months ended September 30, 2007

Our revenue for the three months ended September 30, 2008 was $1,704,354 an increase of $412,794 or 32.0% from $1,291,560 for the three months ended September 30, 2007. The increase in revenue is primarily due to the increase in percentage of completion on three major overhaul contracts.

Our cost of sales for the three months ended September 30, 2008 increased by $660,156 or 78.4% from $842,524 for the three months ended September 30, 2007 to $1,502,680 for the three months ended September 30, 2008. The increased costs in 2008 were due to the increases in the percentage of completion on three major overhaul contracts and significant costs adjustments on three contracts. Our gross margin for 2008 was 11.8% compared to 34.8% for 2007. The decrease in gross margin from 2007 to 2008 is due to increases in percentage of completion on three major overhaul contracts and significant costs adjustments on four contracts.

General and administrative expenses for the three months ended September 30, 2008 increased by $132,322 or 35.1%, from $376,851 for the three months ended September 30, 2007 to $509,173 for the three months ended September 30, 2008.  The increase is due to expenditures related to moving to our new facility in the amount of approximately $164,000, offset by a 2007 employment agent fee expense of $27,000 not incurred in 2008.

Sales and marketing expenses for the three months ended September 30, 2008 increased by $16,603 or 39.1%, from $42,488 for the three months ended September 30, 2007 to $59,091 for the three months ended September 30, 2008. The increase is due to fees paid to a marketing consultant.

Interest expense for the three months ended September 30, 2008 was $108,963 compared to $8,068 for the three months ended September 30, 2007 an increase of $100,895 or 1250.6%. The change is principally due to the borrowings under the line of credit agreement along with amortization of deferred financing costs.

Other expense for the three months ended September 30, 2008 was $46,388, an increase of $23,037 or 98.7%, from $23,351 for the three months ended September 30, 2007. The increase is due to an increase in finance charges paid to a bank due to more frequent factoring activities in 2008.

During the three months ended September 30, 2008 and 2007, there was no tax provision as the Company incurred a net loss.

Nine months ended September 30, 2008 Compared to Nine months ended September 30, 2007

Our revenue for the nine months ended September 30, 2008 was $6,335,185 an increase of $1,103,388 or 21.1% from $5,231,797 for the nine months ended September 30, 2007. The increase in revenue is due to the increase in percentage of completion on three major overhaul contracts.

Our cost of sales for the nine months ended September 30, 2008 increased by $1,183,880 or 30.8% from $3,841,945 for the nine months ended September 30, 2007 to $5,025,825 for the nine months ended September 30, 2008. The increased costs in 2008 were due to the increases in the percentage of completion of three major overhaul contracts and significant costs adjustments on three contracts. Our gross margin for 2008 was 20.7% compared to 26.6% for 2007. The decrease in gross margin from 2007 to 2008 is due to increases in percentage of completion on three major overhaul contracts and significant costs adjustments on four contracts.

General and administrative expenses for the nine months ended September 30, 2008 increased by $229,564 or 25.7%, from $894,195 for the nine months ended September 30, 2007 to $1,123,759 for the nine months ended September 30, 2008.  The increase is due to expenditures related to moving to our new facility in the amount of approximately $164,000 as well as an increase in administrative payroll expenses and contract labor during the first six months of 2008.

Sales and marketing expenses for the nine months ended September 30, 2008 increased by $38,317 or 26.9%, from $142,277 for the nine months ended September 30, 2007 to $180,594 for the nine months ended September 30, 2008. The increase is due to the recruitment of a business development consultant and the participation in a tradeshow for marketing our capabilities.

Interest expense for the nine months ended September 30, 2008 was $294,935 compared to $37,396 for the nine months ended September 30, 2007 an increase of $257,539 or 688.7%. The change is principally due to borrowings under the line of credit agreement along with amortization of deferred financing costs.

Other expense for the nine months ended September 30, 2008 was $107,915, an increase of $10,658 or 11.0%, from $97,257 for the nine months ended September 30, 2007. The increase is due to an increase in finance charges paid to a bank due to more frequent factoring activities in 2008.

During the nine months ended September 30, 2008 and 2007, there was no tax provision as the Company incurred a net loss.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had working capital of $621,625, as compared to $936,393 at December 31, 2007. We had cash and cash equivalents of $28,408 at September 30, 2008 as compared to cash and cash equivalents of $98,496 at December 31, 2007. As of September 30, 2008, we have net contract costs and estimated earnings of $2,424,720 that we expect to issue invoices for within the next twelve months, therefore we have classified all these amounts as current assets. Historically, we have financed our operations through the use of financing accounts receivables with a third party lender, purchase order financing and increasing the length of time that accounts payable are relieved.

During the nine months ended September 30, 2008, our operating and investing activities used cash of $861,641 and $27,484, respectively while our financing activities provided cash of $819,037. The cash used in operating activities was principally a result of our net loss, offset by an increase in accounts receivable, contract costs, payment for a settlement obligation, offset by a small increase in accounts payable and accrued expenses. Cash provided by financing activities was a result of net borrowings under our line of credit and amounts received from the factoring of our receivables, offset by capital lease payments.

In August 2007, we entered into a purchase order financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”) a private equity firm which allows us to borrow a maximum of $2,000,000 to finance certain purchase orders. The outstanding balance and unpaid interest of the line of credit is due on August 24, 2009. The obligations are secured by our guarantee and a grant of a first priority security interest in the parts and supplies from the orders and all finished goods with respect to the purchase orders. The interest rate charged on any outstanding advances is 2% per month and 3% per annum on any unused portion of the line of credit. The loan agreement also contains certain covenants including not changing our corporate structure and not incurring any liens upon any collateral of the debtor other than those permitted by the agreement. .

If we default on the line of credit and remain in default for ninety days, Dutchess has the right to switch the borrowed amount to a 3 year, 15%, interest bearing, convertible debenture. If in default, Dutchess has the right to convert the debenture amount plus accrued interest, anytime after the debenture has been issued but before the maturity date of the debenture, into our common stock at the rate of eighty percent (80%) of the lowest closing bid price during the twenty (20) days immediately preceding the date of conversion. At September 30, 2008, we had $1,135,740 outstanding under this agreement as shown in our financial statements.

As an inducement to the lender, we issued 500,000 shares of its common stock valued at $55,000, and paid an administration fee of $35,000 to the lender. In addition effective January 22, 2008, we entered into an amendment to financing agreement with Dutchess pursuant to which we agreed to provide 500,000 additional restricted shares of our common stock valued at $30,000 in consideration of the agreement by Dutchess to extend payment on the advances as set forth in the agreement. Those amounts plus additional legal fees of $1,584 were charged to deferred financing costs and are being amortized over the term of the financing agreement. We recorded amortization of deferred financing costs of $46,976 and $3,816 as interest expense during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 the unamortized portion of deferred financing costs totaled $59,344, of which the entire amount is current as shown in our financial statements. On August 4, 2008, the financing agreement with Dutchess was amended whereby we collateralized all rights in certain additional contracts to Dutchess in return for a 45 day extension of certain repayments to Dutchess.

We have an accounts receivable financing facility with Wells Fargo (Wells) formerly known as Commerce Funding Corporation. The interest rate is 6.0% at September 30, 2008 and the maximum amount to be advanced under this agreement is $1 million. Wells has agreed to lend up to 85% of qualifying receivables. The qualifying receivables are sold to Wells "non recourse" unless an event of default exists under the agreement in which case the qualifying receivable is sold with "recourse". There was $403,208 outstanding under this financing facility at September 30, 2008.

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

Cash on Hand

Our cash balance as of September 30, 2008 was $28,408. Our cash balance in 2008 and beyond will depend on our 2008 and 2009 deliveries, the number of new government contracts and our ability to raise additional capital through debt or equity financings, or to finance our receivables. If we are able to obtain sufficient contracts to generate revenue at least equal to the amounts generated in 2007, and if we are able to raise capital through debt or equity financings, we should generate enough cash to maintain our operations beyond 2008. As we obtain new contracts our working capital needs increase and we will need to find ways to finance new contracts through raising additional equity or debt capital or both.

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

On March 14, 2006, we canceled a consignment agreement with Hill Inc. (an entity controlled by Mr. Lebovitz). On April 11, 2006, Mr. Lebovitz filed a lawsuit against Mr. Bruce Littell, our Chief Executive Officer, us, Logistical and Hill claiming among other things, that (1) Mr. Lebovitz was mentally unfit to sign a Separation Agreement; (2) we failed to remit amounts due under a consignment agreement with Hill Inc.; and (3) we failed to provide an accounting for amounts that Mr. Lebovitz loaned to Logistical. Mr. Lebovitz was seeking compensatory and punitive damages as well as attorney fees. We believe that such claims are without merit and are vigorously defending ourself against such claims. We filed a cross-complaint against Harry Lebovitz, Hill Inc, and other related entities, and sought damages for breach of fiduciary duty, breach of contract, fraud, and other causes of action.  On March 22, 2007, the complaint and the cross-complaint were dismissed without prejudice.

On or about June 18, 2007, Mr. Lebovitz re-filed his complaint . We filed a demurrer to the complaint, which the Court sustained with leave to amend; filed a demurrer to Lebovitz's first amended complaint, which the Court sustained with leave to amend; and filed a demurrer to Lebovitz's second amended complaint, which the Court overuled in part but sustained in part without leave to amend.  The effect of this ruling was to eliminate Lebovitz's claims based on the consignment agreement and Lebovitz's accounting claim that he is entitled to the return of $600,000 he allegedly loaned to various affiliates of ours.  On October 2, 2008, Lebovitz filed a Third Amended Complaint which disregards part of the Court's ruling by restating his accounting claim for the $600,000 he claims he is owed.  We have filed a demurrer to this aspect of the Third Amended Complaint, which is set for hearing on December 1, 2008.  We will also seek an award of monetary sanctions against Lebovitz for disregarding the court's order.  We have also filed a motion for summary judgment or summary adjudication of issues regarding the other claims in the Third Amended Complaint.  This motion is set for hearing on December 29, 2008.  The case is set for trial on January 20, 2008.

On June 30, 2006, we were forcefully evicted from our leased Eton facility and the property turned over to Mr. Lebovitz. In July 2006, we filed litigation against the landlord for alleged wrongful eviction and damages. On February 6, 2007, the landlord filed a cross-complaint for equitable indemnity and contribution against us. On March 9, 2008, we and our landlord reached an agreement, whereby the landlord agreed to settle the case by paying us a total of $25,000. The amount was collected by us in March, 2008.

On December 26, 2006, we filed an action against Hill, Inc., Hill Aviation Worldwide, LLC, Mr. Lebovitz, and others for the non-payment of a promissory note previously held in the name of National Loan Investors ("NLI") that was purchased by us in December 2006.  In January 2007, the Court issued a temporary restraining order precluding the defendants from transferring any inventory that would be subject to various security agreements securing payment under the promissory note.  On June 21, 2007, the Court denied our motion for a preliminary injunction and application for a Right to Attach Order without prejudice.  We re-filed its application for a Right to Attach Order in August 2007.  On September 20, 2007 the Court issued a Right to Attach Order and Order for Issuance of Writ of Attachment in favor of us.    On August 21, 2008, the Court granted our motion for summary adjudication of all issues in the case, finding that we are entitled to a judgment against Lebovitz in the amount of $436,046.71, plus interest and attorneys' fees.  Because the Court consolidated this case with the case Lebovitz filed on June 18, 2007 (see above), a judgment in this case cannot be entered until the consolidated Lebovitz case also proceeds to judgment.

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

LOGISTICAL SUPPORT, INC.

November 13, 2008	By:	/s/ Bruce Littell
Bruce Littell
Chairman, Chief Executive Officer,
Chief Accounting Officer and Director